Form 10-K405
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1995-03-29
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994


                         Commission File Number 0-10503

                    CONTINENTAL MORTGAGE AND EQUITY TRUST
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           California                                         94-2738844
-------------------------------                           --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas         75231
--------------------------------------------------------      ----------
      (Address of Principal Executive Offices)                (Zip Code)


                                 (214) 692-4700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                  Shares of Beneficial Interest, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes X   No
                                                ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1995, the Registrant had 2,918,121 shares of beneficial interest outstanding. Of the total shares outstanding, 1,651,412 were held by other than those who may be deemed to be affiliates, for an aggregate value of $24,771,180 based on the last trade as reported on The Nasdaq Stock Market on March 17, 1995. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:

                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K




                                                                                                           Page
                                                                                                           ----
                                                          PART I
                                                          ------

Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3

Item 2.     Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             23

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .             24


                                                         PART II
                                                         -------


Item 5.     Market for Registrant's Shares of Beneficial
               Interest and Related Shareholder Matters . . . . . . . . . . . . . . . . . . . .             25

Item 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             27

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . .             28

Item 8.     Financial Statements and Supplementary Data.. . . . . . . . . . . . . . . . . . . .             35

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . .             70


                                                         PART III
                                                         --------

Item 10.    Trustees, Executive Officers and Advisor of the
               Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             70

Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             82

Item 12.    Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             85

Item 13.    Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . .             86


                                                         PART IV
                                                         -------

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .             89

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             92

                                     PART I


ITEM 1.  BUSINESS

Continental Mortgage and Equity Trust (the "Trust" or the "Registrant") is a California business trust organized pursuant to a declaration of trust dated August 27, 1980, and amended and restated as of May 27, 1987 (as amended through the date hereof, the "Declaration of Trust"). The Trust commenced operations on December 3, 1980. The Trust elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each year subsequent to December 31, 1980.

The Trust's real estate portfolio at December 31, 1994 consisted of 29 properties held for investment, two equity method real estate partnerships, (owning 32 industrial warehouse facilities and two office buildings) and 11 properties acquired through foreclosure and held for sale. Eight of the properties held for investment were purchased during 1994, and two of the properties held for sale were obtained in 1994 through foreclosure of the collateral securing mortgage notes receivable. The Trust's mortgage notes receivable portfolio at December 31, 1994 consisted of 17 mortgage loans. One of the mortgage loans was created in 1994 in connection with a property sale and another mortgage loan was acquired in 1994 in conjunction with the settlement of a profit participation. The Trust's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

On September 16, 1985, the Trust's former management announced a plan to liquidate the Trust within ten years. Shareholders adopted amendments to the Declaration of Trust ratifying the plan at the 1986 annual meeting of shareholders. In accordance with such plan and provisions of the Declaration of Trust, the Trust could no longer make any additional investments in real estate or mortgage loans. During 1988, management of the Trust was effectively changed through the election and appointment of new Trustees and through a change in contractual advisor. After a review of the Trust's portfolio and existing market conditions, the Trust's new Board of Trustees concluded that the requirement to liquidate the Trust's assets, coupled with restrictions on new investments, had failed, and would continue to fail, to maximize either the current or long-term return to the Trust's shareholders. Therefore, the Trust sought and received the approval of its shareholders at the 1989 annual meeting of shareholders to amend the Declaration of Trust to eliminate the liquidation requirement. Since March 1990, the Trust has been pursuing new investment opportunities and has been actively engaged in real estate acquisitions and to a lesser extent, the origination and acquisition of mortgage loans. The Trust also continues making selective dispositions of certain of its assets. As part of the Olive litigation settlement described in Item 3. "LEGAL PROCEEDINGS - Olive Litigation", the Trust resubmitted the question of liquidation to shareholders at the Trust's annual meeting of shareholders held on March 17, 1992. The Trust's shareholders ratified their prior vote to eliminate the liquidation requirement.

Business Plan and Investment Policy

The Trust's primary business and only industry segment is investing in equity interests in real estate through direct acquisitions, partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. The Trust's real estate is located throughout the continental United States. Information regarding the real estate and mortgage notes receivable portfolios of the Trust is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

The Trust's business is not seasonal. The Trust has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new investments, the Trust's plan of operation is to continue to make equity investments in real estate and to continue its program of investing in capital improvements and emphasizing high maintenance standards with respect to its existing real estate portfolio. The Trust has determined that it will no longer seek to fund or purchase mortgage loans other than those which it may originate in conjunction with providing purchase money financing of a property sale. The Trust does intend however, to service and hold for investment the mortgage notes currently in its portfolio. The Trust also intends to pursue its rights vigorously with respect to mortgage notes that are in default.

The type of new real estate investments made by the Trust will depend upon the availability of suitable real estate investment opportunities. In general, the Trust intends to be an aggressive and opportunistic investor, continuing its focus on new leveraged investments in apartments and industrial facilities in the Southeast and Southwest, where a majority of the Trust's properties are located and where the Trust's management believes there remains a potential for rapid appreciation. The Trust will also increase its emphasis on property sales to take advantage of strengthening real estate markets, selling stabilized properties that have reached their potential. Further, to obtain additional funds and lock in current interest rates, mortgage financing will be sought on all of the Trust's presently unencumbered apartments held for investment, consisting of four properties as of December 31, 1994 and to refinance properties which are currently encumbered by mortgage debt that matures in the next two years.

Management of the Trust

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Trust's Board of Trustees. The duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources for the Trust. The Advisor also serves as a consultant in connection with the Trust's business plan and investment policy decisions made by the Trust's Board of Trustees.

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust. BCM is more fully described in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor".

BCM has been providing advisory services to the Trust since March 28, 1989. Renewal of BCM's advisory agreement with the Trust was approved at the annual meeting of the Trust's shareholders held on March 7, 1995. BCM also serves as advisor to Income Opportunity Realty Trust ("IORT") and Transcontinental Realty Investors, Inc. ("TCI"). The Trustees of the Trust are also directors or trustees of IORT and TCI and the officers of the Trust are also officers of IORT and TCI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Oscar W. Cashwell, President of the Trust, also serves as the President of BCM, IORT, TCI, as a director of ART and as the President and director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Trust, other than Mr. Cashwell, are also officers of ART. As of March 17, 1995, ART and BCM owned approximately 35% and 8%, respectively, of the Trust's outstanding shares of beneficial interest and BCM and the Trust owned approximately 41% and 7%, respectively, of ART's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Trust's commercial properties and the industrial warehouse facilities owned by a real estate partnership in which the Trust is a partner to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property- level management agreement with Carmel, Ltd.

Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in
ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

The Trust has no employees. Employees of the Advisor render services to the Trust.

Competition

The real estate business is highly competitive and the Trust competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Trust. The Trust's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Trust's management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Trust's properties are also competitive factors.

To the extent that the Trust seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities also attempting to sell their properties and governmental agencies and financial institutions, whose assets are located in areas in which the Trust's properties are located, and are seeking to liquidate foreclosed properties.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", certain of the officers and Trustees of the Trust also serve as officers and directors or trustees of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Trust's. The Trust's Trustees, officers and Advisor owe fiduciary duties to such other entities as well as to the Trust under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, trustees or directors and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had uninvested funds for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships", the Trust also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Trust's and that may compete with the Trust in purchasing, selling, leasing and financing real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed the Trust that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Trust's management or Advisor. The illiquidity of real estate investments generally may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage notes receivable portfolios. However, to the extent new property acquisitions and mortgage lending are concentrated in any particular region, the advantages of diversification may be mitigated.

ITEM 2.  PROPERTIES

The Trust's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Trust's management, the Trust's offices are suitable and adequate for its present operations.

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1994, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

The Trust's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale. All of the properties held for sale were obtained through foreclosure of the collateral securing mortgage notes receivable. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Trust's real estate and further summary information with respect to the Trust's properties held for investment, properties held for sale and investments in partnerships.

At December 31, 1994, none of the Trust's properties, partnership investments or mortgage notes receivable other than Sunset Towers Apartments, exceeded 10% of the Trust's total assets. At December 31, 1994, 68% of the Trust's assets consisted of properties held for investment, 11% consisted of properties held for sale, 8% consisted of investments in partnerships and 4% consisted of mortgage notes and interest receivable. The remaining 9% of the Trust's assets were cash, cash equivalents, marketable equity securities and other assets. It should be noted, however, that the percentage of the Trust's assets invested in any one category is subject to change and that no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

The Trust's real estate is geographically diversified. At December 31, 1994, the Trust held investments in apartments and commercial real estate (office buildings, industrial facilities and shopping centers) in each of the geographic regions of the continental United States. However, the Trust's apartment and commercial properties are concentrated in the Southeast, Southwest and Midwest regions. At December 31, 1994, the Trust held mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States with a concentration in the Southeast and Midwest regions, as shown more specifically in the table under "Mortgage Loans" below.

To continue to qualify for federal taxation as a REIT under the Internal Revenue Code of 1986, as amended, the Trust is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Geographic Regions

The Trust has divided the continental United States into the following geographic regions.


    Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Trust has 1 apartment in this region.

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Trust has 3 apartments and 3 commercial properties in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Trust has 15 apartments and 4 commercial properties in this region.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Trust has 2 apartments and 2 commercial properties in this region.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Trust has 3 apartments and 1 commercial property in this region.

    Pacific region comprised of the states of California, Oregon and Washington. The Trust has 2 apartments in this region.


Real Estate

At December 31, 1994, nearly 90% of the Trust's assets were invested in real estate. The Trust invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Trust's real estate portfolio consists of properties held for investment, investments in partnerships, foreclosed properties held for sale, and investments in the equity securities of real estate entities.

Types of Real Estate Investments. The Trust's real estate consists of commercial properties (office buildings, industrial facilities and shopping centers) and apartments or similar properties having established income-producing capabilities. In selecting new real estate investments, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Trust may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Trust's Board of Trustees may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of shareholders to the extent such policies are not governed by the Trust's Declaration of Trust.

As of December 31, 1994, the Trust did not have any properties on which significant capital improvements were in process.

In the opinion of the Trust's management, the properties owned by the Trust are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than unimproved land and a single-family residence described below) at December 31, 1994.

                                                                                                 Commercial
       Region                                             Apartments                             Properties
      --------                                            ----------                             ----------
      Northeast. . . . . . . . . . . . . . . .                1.7%                                    - %
      Southeast. . . . . . . . . . . . . . . .               12.7                                   37.2
      Southwest. . . . . . . . . . . . . . . .               53.3                                   29.0
      Midwest. . . . . . . . . . . . . . . . .               16.5                                   24.6
      Mountain . . . . . . . . . . . . . . . .                6.8                                    9.2
      Pacific. . . . . . . . . . . . . . . . .                9.0                                     -
                                                            -----                                  -----
                                                            100.0%                                 100.0%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the Trust's investment in each region. The Trust also owns three parcels of unimproved land, 5 acres located in the Southeast region, 128 acres and 6 acres in the Southwest region and one single- family residence located in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Trust's real estate portfolio.

A summary of the activity in the Trust's owned real estate portfolio during 1994 is as follows:

  Owned properties in real estate portfolio
      at January 1, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        34
  Properties acquired through purchase. . . . . . . . . . . . . . . . . . . . . .                         8
  Properties obtained through foreclosure of collateral
      securing mortgage notes receivable. . . . . . . . . . . . . . . . . . . . .                         3
  Properties sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        (5)
                                                                                                        ---
  Owned properties in real estate portfolio
        at December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . .                        40

Properties Held for Investment. Set forth below are the Trust's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1994 and 1993:

                                                                             Rent Per
                                                                            Square Foot             Occupancy
                                                        Units/             --------------        --------------
      Property               Location               Square Footage          1994      1993        1994      1993
--------------------      --------------            ---------------        ------    ------      ------    ------
Apartments
----------
Applecreek                Dallas, TX                    216 units/
                                                    225,952 sq. ft.        $    .48  $    .48       88%       83%
Camelot                   Largo, FL                     120 units/
                                                    141,024 sq. ft.             .46       .44       98%       97%
Country Crossing          Tampa, FL                     227 units/
                                                    199,952 sq. ft.             .48       .46       91%       96%
Edgewood                  Lansing, IL                   353 units/
                                                    320,638 sq. ft.             .68       .66       94%       93%
El Chapparal              San Antonio, TX               190 units/
                                                    174,220 sq. ft.             .61       .56       93%      100%
Fairways                  Longview, TX                  152 units/
                                                    134,176 sq. ft.             .48       .37       91%       89%
4242 Cedar Springs        Dallas, TX                     76 units/
                                                     60,600 sq. ft.             .71       .71       99%       95%
Fountain Lake             Texas City, TX                166 units/
                                                    161,220 sq. ft.             .50       *         95%       *
McCallum Crossing         Dallas, TX                    322 units/
                                                    172,796 sq. ft.             .76       *         98%       *
Park Avenue IV            Clute, TX                     108 units/
                                                     78,708 sq. ft.             .48       *         81%       *
Park Lane                 Dallas, TX                     97 units/
                                                     87,260 sq. ft.             .51       .48       93%       89%
Parkwood Knoll            San Bernardino, CA            178 units/
                                                    149,802 sq. ft.             .61       *         93%       *
Pierce Tower              Denver, CO                     57 units/
                                                     45,120 sq. ft.             .88       *         98%       *
Ravenswood                Stratford, NJ                  80 units/
                                                     57,707 sq. ft.             .71       .70       96%       91%
Rivertree                 Hurst, TX                     205 units/
                                                    167,522 sq. ft.             .47       .46       82%       92%
Somerset                  Texas City, TX                200 units/
                                                    163,368 sq. ft.             .52       .49       91%       94%
Southgate Square          Roundrock, TX                 200 units/
                                                    138,436 sq. ft.             .70       .59       97%       99%
Stone Oak                 San Antonio, TX               252 units/
                                                    187,686 sq. ft.             .55       .51       93%       97%
Sunset Towers             San Francisco, CA             243 units/
                                                    171,970 sq. ft.            1.48      1.40       97%       96%
The Pines                 Gainesville, FL               242 units/
                                                    294,860 sq. ft.             .44       *         96%       *
Willow Creek              El Paso, TX                   112 units/
                                                    103,140 sq. ft.             .51       *         94%       *
Office Buildings
----------------
Genesee Towers            Flint, MI                 171,114 sq. ft.           12.42     12.52       88%       89%
NASA Office Park          Clear Lake, TX             78,159 sq. ft.            9.74     10.68       63%       66%
Tollhill West             Dallas, TX                159,546 sq. ft.           11.38     11.48       91%       79%
Windsor Plaza             Windcrest, TX              80,522 sq. ft.            9.56      9.01       78%       77%

Industrial Facilities
---------------------
McLeod Commerce Center    Orlando, FL               111,115 sq. ft.            6.08       *         73%       *
Northgate Distribution    Marietta, GA              208,386 sq. ft.            3.70      3.33      100%       76%

Shopping Centers
----------------
Builders Square           St. Paul, MN              115,492 sq. ft.            2.65      2.65      100%      100%
Rio Pinar                 Orlando, FL               113,638 sq. ft.            8.31      8.08       85%       88%

_______________________
* Property was purchased in 1994.

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In January 1994, the Trust obtained mortgage financing secured by the previously unencumbered Park Lane Apartments in Dallas, Texas, in the amount of $1.3 million. The Trust received net cash of $1.1 million. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the financing. The $1.3 million mortgage bears interest at a rate of 8.66% per annum through January 2004 and at a variable rate thereafter and requires monthly payments of principal and interest, currently $10,000. The note matures in February 2019. The Trust paid a mortgage brokerage and equity refinancing fee of $4,000 to BCM based upon the new mortgage of $1.3 million.

In February 1994, the Trust purchased the Fountain Lake Apartments, a 166 unit apartment complex in Texas City, Texas, for $3.3 million. The Trust paid $237,000 in cash, assumed an existing mortgage of $2.5 million and the seller provided additional financing of $402,000. The $2.5 million first mortgage bears interest at a variable rate, currently 5.9% per annum, requires monthly payments of principal and interest of $15,000 and matures in November 1998.
The $402,000 seller financing is secured by a second lien mortgage on another of the Trust's properties, Windsor Plaza Office Building, in Windcrest, Texas. This mortgage bears interest at a variable rate, currently 6.6% per annum, requires monthly payments of principal and interest of $3,000 and also matures in November 1998. The Trust paid a real estate brokerage commission of $118,000 to Carmel Realty and an acquisition fee of $32,000 to BCM based on the $3.3 million purchase price of the property.

In March 1994, the Trust purchased the McCallum Crossing Apartments, a 322 unit apartment complex in Dallas, Texas, for $7.7 million. The Trust paid $1.4 million in cash and the seller provided $6.3 million in mortgage financing.
The mortgage bears interest at rates ranging from 6.5% to 7.5% per annum, requires monthly payments of interest only through March 1, 1998 and principal and interest payments of $46,000 thereafter and matures in March 2004. The Trust paid a real estate brokerage commission of $224,000 to Carmel Realty and an acquisition fee of $77,000 to BCM based on the $7.7 million purchase price of the property.

In April 1994, the Trust obtained mortgage financing secured by the previously unencumbered Southgate Apartments in Roundrock, Texas, in the amount of $3.0 million. The Trust received net cash of $2.9 million. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the financing. The $3.0 million mortgage bears interest at a rate of 9.625% per annum, requires monthly payments of principal and interest of $26,000 and matures in May 2004. The Trust paid a mortgage brokerage and equity refinancing fee of $30,000 to BCM based upon the new mortgage of $3.0 million.

In May 1994, the Trust purchased the Willow Creek Apartments, a 112 unit apartment complex in El Paso, Texas, for $2.3 million in cash. The Trust paid a real estate brokerage commission of $89,000 to Carmel Realty and an acquisition fee of $23,000 to BCM based on the $2.3 million purchase price of the property. In December 1994, the Trust obtained mortgage financing secured by the property in the amount of $1.8 million. The Trust received net cash of $1.6 million after the payment of various closing costs associated with the financing. The $1.8 million mortgage bears interest at a rate of 10.25% per annum, requires monthly payments of principal and interest of $17,000 and matures in January 2002. The Trust paid a mortgage brokerage and equity refinancing fee of $18,000 to BCM based upon the new mortgage of $1.8 million.

Also in May 1994, the Trust obtained mortgage financing secured by the previously unencumbered 4242 Cedar Springs Apartments in Dallas, Texas, in the amount of $1.4 million. The Trust received net cash of $1.3 million after the payment of various closing costs associated with the financing. The $1.4 million mortgage bears interest at a rate of 9.9% per annum, requires monthly payments of principal and interest of $13,000 and matures in June 2004. The Trust paid a mortgage brokerage and equity refinancing fee of $14,000 to BCM based upon the new mortgage of $1.4 million.

In June 1994, the Trust purchased the Park Avenue Apartments, a 108 unit apartment complex in Clute, Texas, for $855,000 in cash. The Trust paid a real estate brokerage commission of $34,000 to Carmel Realty and an acquisition fee of $8,000 to BCM based on the $855,000 purchase price of the property.

In July 1994, the Trust obtained new mortgage financing secured by the Stone Oak Place Apartments in San Antonio, Texas, in the amount of $3.3 million. The Trust received net cash of $577,000 after the payoff of $2.5 million in existing mortgage debt that was scheduled to mature in April 1995. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new $3.3 million mortgage bears interest at a rate of 9.9% per annum, requires monthly principal and interest payments of $31,000 and matures in August 2004. The Trust paid a mortgage brokerage and equity refinancing fee of $33,000 to BCM based upon the new first mortgage financing of $3.3 million.

In August 1994, the Trust purchased the Parkwood Knoll Apartments, a 178 unit apartment complex in San Bernardino, California, for $6.4 million. The Trust paid $1.2 million in cash and assumed the existing mortgage of $5.2 million. The mortgage bears interest at a rate of 8.0% per annum, requires monthly payments of principal and interest of $40,000 and matures in February 2004. The Trust paid a real estate brokerage commission of $197,000 to Carmel Realty and an acquisition fee of $64,000 to BCM based on the $6.4 million purchase price of the property.

In September 1994, the Trust purchased the Pierce Towers Apartments, a 57 unit apartment complex in Denver, Colorado, for $2.7 million. The Trust paid $678,000 in cash and assumed the existing mortgage of $2.0 million. The mortgage bears interest at a rate of 8.4% per annum, requires monthly payments of principal and interest of $15,000 and matures in December 2000. The Trust paid a real estate brokerage commission of $100,000 to Carmel Realty and an acquisition fee of $27,000 to BCM based on the $2.7 million purchase price of the property.

Also in September 1994, the Trust purchased the McLeod Commerce Center, a 111,115 square foot industrial facility in Orlando, Florida, for $3.2 million. The Trust paid $1.0 million in cash and the seller provided mortgage financing of $2.2 million. The mortgage bears interest at a rate of 9.5% per annum, requires monthly payments of principal and interest of $19,000 and matures in October 2001. The Trust paid a real estate brokerage commission of $116,000 to Carmel Realty and an acquisition fee of $32,000 to BCM based on the $3.2 million purchase price of the property.

In December 1994, the Trust purchased The Pines Apartments, a 242 unit apartment complex in Gainesville, Florida, for $6.2 million. The Trust paid $923,000 in cash, assumed the existing mortgage of $2.7 million and the seller provided additional financing of $2.7 million. The first mortgage bears interest at 9.6% per annum, requires monthly payments of principal and interest of $27,000 and matures in July 2011. The $2.7 million second mortgage bears interest at 9.5% per annum, requires monthly payments of interest only through September 1995 and monthly payments of principal and interest of $23,000 thereafter, and matures in December 1997. The Trust paid a real estate brokerage commission of $193,000 to Carmel Realty and an acquisition fee of $62,000 to BCM based on the $6.2 million purchase price of the property.

In February 1995, the Trust purchased the Sullyfield Commerce Center, a 243,813 square foot industrial facility in Chantilly, Virginia, for $11.0 million. The Trust paid $2.2 million in cash and the seller provided mortgage financing of $8.8 million. The mortgage bears interest at a rate of 6% per annum through December 1996 and 9% per annum thereafter, requires monthly payments of interest only through January 1999 and principal and interest payments of $73,000 thereafter and matures in January 2001. The Trust paid a real estate brokerage commission of $285,000 to Carmel Realty and an acquisition fee of $110,000 to BCM based on the $11.0 million purchase price of the property.

In February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. The Trust is attempting to negotiate with the lender to modify the mortgage. However, there can be no assurance that such negotiations will be successful or that the Trust will continue to own the property. Accordingly, as of December

31, 1994, the carrying value of the property was written down by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage.

In March 1995, the Trust purchased the Zane May Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $696,000 in cash, obtained new mortgage financing
of $4.6 million and the seller provided additional financing of $403,000.   The
$4.6 million mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of interest only and matures in July 1999.
The $403,000 of seller financings bear interest at rates ranging from 6% to 8% per annum, require monthly payments of principal and interest totaling $3,000 and mature in July 1999. The Trust paid a real estate brokerage commission of $178,000 to Carmel Realty and an acquisition fee of $54,000 to BCM based on the $5.4 million purchase price.

Partnership Properties. Set forth below are the properties owned by the partnerships in which the Trust is an equity investee and the average annual rental rate and occupancy thereof at December 31, 1994 and 1993:

                                                                              Rent Per
                                                                             Square Foot            Occupancy
                                                                           ---------------       ---------------
   Partnership              Location               Square Footage           1994      1993        1994      1993
-----------------      ------------------        ------------------        ------    ------      ------    ------
Sacramento Nine        Rancho Cordova, CA           105,249 sq. ft.        $ 10.70   $ 10.46       100%     100%
Indcon, L.P.           Dallas, TX                   424,813 sq. ft.           2.32      2.30       100%     100%
                       San Antonio, TX              420,522 sq. ft.           2.06      2.00        96%     100%
                       Atlanta, GA                1,585,419 sq. ft.           2.14      1.92        96%      91%
                       Memphis, TN                  653,852 sq. ft.           2.19      2.04        91%      79%

The Trust, in partnership with National Income Realty Trust ("NIRT"), owns Sacramento Nine ("SAC 9") which in turn owns two office buildings in the vicinity of Sacramento, California. The Trust has a 30% general partner interest in the partnership. The Trust accounts for its investment in the partnership using the equity method. Until March 1995, Geoffrey C.
Etnire, a Trustee of the Trust, served as a Trustee of NIRT. Until August
1994, Bennett B. Sims and Ted P. Stokely, Trustees of the Trust, also served as Trustees of NIRT. Until March 31, 1994, BCM served as advisor to NIRT. See
ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

The Trust and NIRT are also the partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% partnership interest. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates. Indcon owns 32 industrial warehouse facilities. The Indcon partnership agreement requires consent of both the Trust and NIRT for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property manager. Therefore, the Trust is a noncontrolling partner and accounts for its investment in Indcon using the equity method. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In May 1994, Indcon sold one of its industrial warehouses for $4.4 million in cash. Indcon received net cash of $2.1 million, of which the Trust's equity share was $1.3 million, after the payoff of an existing mortgage with a principal balance of $1.8 million and the payment a $133,000 prepayment penalty. Indcon recognized a gain of $962,000 on the sale, of which the Trust's equity share was $577,000. Indcon paid a real estate sales commission of $104,000 to Carmel Realty based upon the $4.4 million sales price of the property.

Foreclosed Properties Held for Sale. Set forth below are the Trust's foreclosed properties held for sale (except for a single-family residence) and monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1994 and 1993:

                                                                              Rent Per
     Foreclosed                                                             Square Foot             Occupancy
     Properties                                         Units/             --------------        --------------
    Held for Sale              Location              Sq. Ft./Acres          1994    1993          1994    1993
--------------------      ------------------        --------------         ------  ------        ------  ------
Apartments
----------
Circletree                Waukegan, IL                  414 units/
                                                    302,640 sq. ft.        $ .96   $   *           91%       *
Forest Ridge              Denton, TX                     56 units/
                                                     65,480 sq. ft.          .53     .64           96%      95%
Quail Oaks                Balch Springs, TX             131 units/
                                                     72,848 sq. ft.          .53     .52           98%      90%
Shadowridge               Rocksprings, WY                64 units/
                                                     52,700 sq. ft.          .57     .56           95%     100%
Woodbridge                Westminster, CO               194 units/
                                                    104,500 sq. ft.          .72       *           79%       *

Office Building
---------------
Pinemont                  Houston, TX                19,685 sq. ft.         9.79    9.77          100%     100%

Industrial Facility
-------------------
Ogden Industrial          Ogden, UT                 107,112 sq. ft.         2.64    2.55          100%      97%

Land
----
Del Ray Forum             Delray Beach, FL                5 acres
Northwest Crossings       Houston, TX                     6 acres
Round Mountain            Austin, TX                    128 acres

------------------

*  Properties obtained through foreclosure in 1994.

In September 1994, the Trust recorded the insubstance foreclosure of the Circletree Apartments, a 414 unit apartment complex in Waukegan, Illinois. The Circletree Apartments had an estimated fair value, less estimated costs of sale, of $8.1 million at the date of foreclosure, which approximated the carrying value of the Trust's mortgage note receivable. The foreclosure resulted in no loss to the Trust. Foreclosure proceedings were completed in October 1994.

Also in September 1994, the Trust recorded the insubstance foreclosure of the Woodbridge Apartments, a 194 unit apartment complex in Westminster, Colorado. The Woodbridge Apartments had an estimated fair value, less estimated costs of sale, of $3.3 million at the date of foreclosure, which exceeded the carrying value of the Trust's mortgage note receivable. The foreclosure resulted in no loss to the Trust. Foreclosure proceedings were completed in February 1995.

In February 1994, the Trust sold the Kimberly Square Shopping Center, a foreclosed property held for sale in Fort Lauderdale, Florida, for $1.0 million in cash. No loss in excess of the reserve previously provided was incurred. The Trust paid a real estate sales commission of $30,000 to Carmel Realty based upon the $1.0 million sales price of the property.

In May 1994, the Trust sold the retail portion of Forest Ridge, a foreclosed apartment and retail property held for sale in Denton, Texas. The property was sold for $365,000, with the Trust providing purchase money financing for the entire sales price. The Trust recognized neither a gain or loss on the sale. The mortgage note receivable bears interest at a rate of 7.5% per annum for the first three years, increasing to 8.3% per annum from May 1997 until maturity in May 2001. The note requires monthly payments of principal and interest, currently $3,000. The Trust paid a real estate sales commission of $15,000 to Carmel Realty based upon the $365,000 sales price of the property.

In June 1994, the Trust sold a 546 acre tract of foreclosed undeveloped land held for sale in Morgan, Utah for $110,000 in cash. No loss in excess of the reserve previously provided was incurred. The Trust paid a real estate sales commission of $4,000 to Carmel Realty based upon the $110,000 sales price of the property.

Also in June 1994, the Trust sold the Oak Forest Apartments, a foreclosed property held for sale in Tampa, Florida, for $900,000 in cash. The Trust recognized a loss on the sale of $200,000 in excess of previously provided reserves, which was provided by a direct charge against earnings in the first quarter of 1994. The Trust paid a real estate sales commission of $36,000 to Carmel Realty based upon the $900,000 sales price of the property.

In December 1994, the Trust sold two single family residences located in Arizona and South Dakota, which it had obtained through foreclosure. The Trust received $155,000 in cash from the sales. No loss in excess of the reserves previously provided was incurred.

The three parcels of unimproved land owned by the Trust were each obtained through foreclosure. Two were obtained through foreclosure of a mortgage note secured primarily by office buildings. The third and largest, the Round Mountain parcel, was intended to be developed in 1983 when the Trust funded the mortgage loan secured by the land.

The Trust intends to hold these parcels of unimproved land until the market conditions in the areas in which the properties are located improve, at which time the Trust intends to offer the properties for sale. The Declaration of Trust provides that the Trust may not invest in unimproved real estate or make mortgage loans secured by unimproved real estate unless the property is being or is expected to be developed within a reasonable period of time or unless the unimproved real estate serves as additional security on a permitted type of mortgage loan.

During 1994, many of the real estate markets where the Trust owns foreclosed property, particularly in Texas, continued to stabilize and the Trust intends to increase its emphasis on the sale of foreclosed properties in 1995. However, because of increasing interest rates in 1994, it is often difficult for potential buyers to obtain financing even for performing properties because, among other factors, traditional real estate lenders remain extremely cautious in approving new mortgage loans.

Mortgage Loans

In addition to real estate, a substantial portion of the Trust's assets are invested in mortgage notes receivable, principally those secured by income-producing properties. The Trust expects that the percentage of its assets invested in mortgage notes will decrease, as it has determined that it will no longer seek to fund or acquire new mortgage notes, other than those which it may originate in conjunction with providing purchase money financing in conjunction with a property sale. The Trust does intend, however, to service and hold for investment the mortgage notes currently in its portfolio. The Trust's mortgage notes receivable consist of first mortgage loans and junior mortgage loans.

Types of Mortgage Activity. In the past, the Trust has originated its own mortgage loans as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. The Trust is not considering new mortgage lending, except in connection with purchase money financing offered to facilitate the sale of Trust properties. BCM, in its capacity as a mortgage servicer, services the Trust's mortgage notes. The Trust's investment policy is described in ITEM 1. "BUSINESS - Business Plan and Investment Policy".

Types of Properties Subject to Mortgages. The properties securing the Trust's mortgage notes receivable portfolio at December 31, 1994, consisted of office buildings, apartments and single-family residences. To the extent that the Declaration of Trust does not control such matters, the Trust's Board of Trustees may alter the types of properties subject to mortgage loans in which the Trust invests without a vote of the Trust's shareholders. In addition to restricting the types of collateral and priority of mortgages, the Declaration of Trust imposes certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

At December 31, 1994, the Trust's mortgage notes receivable portfolio included ten mortgage loans with an aggregate outstanding balance of $10.3 million secured by income-producing real estate located throughout the United States and seven mortgage loans with an outstanding balance of $667,000 secured by single-family residences also located throughout the United States. At December 31, 1994, 4% of the Trust's assets were invested in mortgage notes (3% in first mortgage loans and 1% in junior mortgage loans).

The following table sets forth the percentages (based on the outstanding mortgage note balance) , by both property type and geographic region, of the properties that serve as collateral for the Trust's outstanding mortgage notes receivable portfolio at December 31, 1994. The table does not include the $667,000 in mortgage notes secured by single-family residences discussed in the preceding paragraph. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Trust's mortgage notes receivable portfolio.

                                                                       Commercial
  Region                                        Apartments             Properties           Total
------------                                    ----------             ----------          -------
Southeast. . . . . . . . . . . . . .               6.3%                  26.6%              32.9%
Southwest. . . . . . . . . . . . . .              14.9                     -                14.9
Midwest. . . . . . . . . . . . . . .              52.2                     -                52.2
                                                  ----                   ----              -----
                                                  73.4%                  26.6%             100.0%

A summary of the activity in the Trust's mortgage notes receivable portfolio during 1994 is as follows:

Loans in mortgage notes receivable portfolio
  at January 1, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20
Loan created through the sale of property. . . . . . . . . . . . . . . . . . . . . . .         1
Loan received in settlement of profit participation. . . . . . . . . . . . . . . . . .         1
Loans paid in full . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2)
Loans foreclosed by the Trust. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)
                                                                                             ---
Loans in mortgage notes receivable portfolio
  at December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17
                                                                                             ===

First Mortgage Loans. The Trust has invested in first mortgage notes, with either short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, it was the Trust's general policy to require that the borrower provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Trust may grant to other lenders participations in first mortgage loans originated by the Trust.

The following discussion briefly describes the first mortgage loans that the Trust originated or otherwise acquired, as well as events that affected previously funded first mortgage loans, during 1994.

During 1994, the Trust foreclosed on a single-family residence in South Dakota securing one of its mortgage notes. No loss was recorded on the foreclosure. The property was sold in December 1994, as discussed under "Real Estate" above. At December 31, 1994, seven mortgage notes secured by single family residences, with principal balances totaling $667,000, remained in the Trust's mortgage note receivable portfolio.

As discussed under "Real Estate" above, in May 1994, the Trust sold the retail portion of Forest Ridge, a foreclosed apartment and retail property held for sale in Denton, Texas. The property was sold for $365,000, with the Trust providing purchase money financing for the entire sales price. The mortgage note receivable bears interest at a rate of 7.5% per annum for the first three years, increasing to 8.3% per annum from May 1997 until maturity in May 2001. The note requires monthly payments of principal and interest, currently $3,000.

In December 1994, as discussed below, the Trust accepted the assignment of a first mortgage note in settlement of the profit participation as provided in the wraparound mortgage secured by the Fountainview Retirement Center.

At December 31, 1994, a $700,000 first mortgage note secured by an office building in Titusville, Florida, an $891,000 first mortgage note secured by an apartment in Detroit, Michigan and an $1.5 million first mortgage secured by another apartment in Detroit, Michigan were in default. The Trust is currently evaluating its options with respect to foreclosure of the collateral properties securing these notes. If the Trust forecloses the collateral properties, the Trust does not anticipate incurring losses in excess of previously established reserves.

Also at December 31, 1994, a $1.5 million first mortgage secured by a ranch located in Henderson County, Texas, was in default. In February 1994, the Trust and the borrower agreed to modify and extend the note. In exchange for the Trust agreeing to extend the maturity date to November 1, 1995, the borrower paid all past due interest and made a $127,000 paydown on the principal balance of the note. The borrower was also required to make an additional $200,000 principal paydown on November 1, 1994, which had not been made as of March 17, 1995. The borrower is currently negotiating with the Trust for an 18 month extension of the note in return for a principal paydown and a pledge of additional collateral to secure the note. If negotiations are unsuccessful and the Trust forecloses on the collateral property, it does not anticipate incurring a loss, as the estimated fair value of the property securing the note is in excess of the carrying value of the note.

Wraparound Mortgage Loans. The Trust has invested in wraparound mortgage loans, sometimes called all-inclusive loans, made on real estate subject to prior mortgage indebtedness. A wraparound mortgage loan is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan.

Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Trust's policy was to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make first mortgage loans.
The Trust did not originate or acquire any wraparound mortgage loans during 1994. The following discussion briefly describes the events that affected previously funded wraparound mortgage loans during 1994.

In December 1994, the Trust received payment in full on the wraparound mortgage note secured by the Fountainview Retirement Center. The Trust received $5.0 million in cash, equal to the Trust's equity in the wraparound mortgage note.

In addition, the note agreement required that the debtor make an additional profit participation payment equal to 62.5% of the amount by which the fair market value of the property on the maturity date of the loan exceeded the original loan principal balance. In settlement of the profit participation, the borrower assigned a $1.8 million first mortgage note, secured by Cypress Creek Executive Court, an office building in Ft. Lauderdale, Florida, to the Trust, for which the Trust paid $283,000 in cash. The first mortgage bears interest at rates ranging from 8.0% to 9.0% per annum, requires monthly payments of principal and interest, currently $15,000, and matures in June 2009. The Trust discounted the note to yield 12.0% per annum. The Trust recognized $1.1 million gain on the settlement of the profit participation.

In January 1994, the borrower on a $7.9 million wraparound mortgage loan secured by the Circletree Apartments in Waukegan, Illinois filed for bankruptcy protection and in September 1994, the Trust recorded the insubstance foreclosure of the apartment complex securing the wraparound mortgage note receivable. The foreclosure resulted in no loss to the Trust. See "Real Estate," above.

Junior Mortgage Loans. The Trust has invested in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Trust's Declaration of Trust restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Trust's assets. At December 31, 1994, 1% of the Trust's assets were invested in junior mortgage loans.

The Trust did not originate or acquire any junior mortgage loans during 1994. The following discussion briefly describes the events that affected previously funded junior mortgage loans during 1994.

In September 1994, the Trust recorded the insubstance foreclosure of the Woodbridge Apartments in Westminster, Colorado, which secured a $1.9 million junior mortgage note receivable. The foreclosure resulted in no loss to the Trust. See "Real Estate," above.

In September 1991, the Trust funded a $2.0 million junior mortgage loan, secured by the Aspen Village Townhomes, located in Hartland, Wisconsin. The note accrues interest at the default interest rate of 18% per annum. The note had an extended maturity date of April 27, 1992. On March 27, 1992, the Trust funded an additional $150,000 junior lien mortgage loan, also secured by the Aspen Village Townhomes. This note also bears interest at the default interest rate of 18% per annum. This note had an extended maturity of September 23, 1992. The borrower failed to make the required principal payments to the Trust on the maturity dates. The Trust continues to negotiate with the borrower to restructure the notes, with the borrower providing additional collateral to secure these loans. If the negotiations are unsuccessful and the Trust forecloses on the collateral property, it does not anticipate incurring a loss in excess of previously established reserves.

Equity Investments in Real Estate Entities

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common stock of ART through negotiated or open market transactions. The officers of the Trust serve as officers or directors of ART and BCM, the Trust's advisor, also serves as advisor to ART. At March 17, 1995, ART owned approximately 35% of the Trust's outstanding shares of beneficial interest. At December 31, 1994, the Trust owned 204,522 shares of ART's common stock, approximately 7% of ART's outstanding shares of common stock, which the Trust had purchased in open market transactions in 1990 and 1991, at a total cost to the Trust of $1.6 million. The ART common stock owned by the Trust is considered to be available for sale and accordingly, is carried at fair value defined as the period end closing market value. At December 31, 1994, the market value of the ART shares was $2.7 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of beneficial interest of NIRT, a REIT that until March 31, 1994, was also advised by BCM, and up to $1.0 million of the shares of common stock of TCI through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI and the officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, serves as advisor to TCI. At December 31, 1994, the Trust owned 76,893 shares of beneficial interest of NIRT acquired at a total cost to the Trust of $415,000 and 53,000 shares of common stock of TCI acquired at a total cost to the Trust of $235,000 all of which shares the Trust had purchased in open market transactions in 1990 and 1991. The Trust's investment in these entities is also considered as available for sale and is also carried at fair value. At December 31, 1994, the market value of the Trust's investment in NIRT and TCI shares was $894,000 and $788,000, respectively.

Under the original terms of the Declaration of Trust, the Trust was prohibited from investing in equity securities for a period in excess of 18 months. However, pursuant to an amendment to the Trust's Declaration of Trust approved by the Trust's shareholders, the Trust may hold these shares of ART, NIRT and TCI until July 30, 1996.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Trust, together with IORT, NIRT and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., relating to the operation and management of each of such entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Modification is January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates over the next five years. In addition, BCM, the Trust's advisor, Mr. Phillips and William S. Friedman, who served as President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, IORT, NIRT and TCI, of which the Trust's share is $750,000. The Trust received $187,000 in May 1994. The remaining $563,000 is to be paid in 18 monthly installments which began February 1, 1995.

Under the Modification, the Trust, IORT, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, IORT, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

Pursuant to the terms of the Modification, any related party transaction which the Trust may enter into prior to April 27, 1999, will require the unanimous approval of the Trust's Board of Trustees. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, IORT, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust held its annual meeting of shareholders on March 7, 1995, at which meeting the Trust's shareholders were asked to consider and vote upon (i) the election of Trustees of the Trust and (ii) the renewal of the Trust's advisory agreement with BCM.

At such meeting the Trust's shareholders elected the following individuals as Trustees of the Trust:

                                                                                    Shares Voting
                                                                         -----------------------------------
                                                                                                  Withheld
          Trustee                                                           For                   Authority
          -------                                                        ---------               -----------
          Geoffrey C. Etnire                                             2,291,690                  93,607
          Harold Furst, Ph.D.                                            2,328,914                  56,384
          John P. Parsons                                                2,331,392                  53,906
          Bennett B. Sims                                                2,329,151                  56,146
          Ted P. Stokely                                                 2,331,303                  53,994
          Martin L. White                                                2,330,002                  55,296
          Edward G. Zampa                                                2,331,211                  54,087

Also at such meeting the Trust's shareholders approved the renewal of the Trust's advisory agreement with BCM until the next annual meeting of the Trust's shareholders with 2,276,340 votes for the proposal, 50,469 votes against the proposal and 58,487 votes abstaining.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest are traded on The Nasdaq Stock Market ("Nasdaq") using the symbol "CMETs". The following table sets forth the high and low prices as reported by the Nasdaq.


  QUARTER ENDED                                                                     HIGH           LOW
------------------                                                                --------       -------
March 31, 1995
 (through March 17, 1995) . . . . . . . . . . . . . . . . . . . . . .             $ 15 1/4       $ 15

March 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . .               14 1/2         12 1/2
June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14 1/2         14
September 30, 1994. . . . . . . . . . . . . . . . . . . . . . . . . .               14 3/4         14
December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .               15             14

March 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . .                8 1/4          6 1/4
June 30, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9 5/8          8
September 30, 1993. . . . . . . . . . . . . . . . . . . . . . . . . .               14 3/4          9
December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . .               18 1/2         12 1/2

As of March 17, 1995, the closing price of the Trust's shares of beneficial interest on the Nasdaq was $15.00 per share.

As of March 17, 1995, the Trust's shares of beneficial interest were held by 7,484 holders of record.

Based on the performance of the Trust's properties, in January 1993, the Trust's Board of Trustees approved the resumption of quarterly shareholder distributions. The Trust paid distributions in 1994 and 1993 as follows:

 Date Declared                   Record Date                       Payable Date                        Amount
----------------              -----------------                  -----------------                     ------
February 15, 1994             March 1, 1994                      March 21,1994                         $   .15
May 6, 1994                   June 1, 1994                       June 15, 1994                         $   .15
August 24, 1994               September 15, 1994                 September 30, 1994                    $   .15
December 1, 1994              December 15, 1994                  December 30, 1994                     $   .15

January 27, 1993              February 15, 1993                  March 1, 1993                         $   .10
April 30, 1993                May 24, 1993                       June 1, 1993                          $   .10
June 30, 1993                 August 16, 1993                    September 1, 1993                     $   .15
October 29, 1993              November 15, 1993                  December 1, 1993                      $   .15

On December 5, 1989, the Trust's Board of Trustees approved a program for the Trust to repurchase its shares of beneficial interest. The Trust's Board of Trustees has authorized the Trust to repurchase a total of 976,667 of its shares of beneficial interest pursuant to such program. Through March 17, 1995, the Trust had repurchased 785,150 of its shares at a total cost to the Trust of $5.0 million. The Trust purchased 6,000 of its shares of beneficial interest during 1994 at a total cost to the Trust of $84,000.

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)


On March 24, 1989, the Trust distributed one share purchase right for each outstanding share of beneficial interest of the Trust. On December 10, 1991, the Trust's Board of Trustees voted to redeem the rights, having determined that the rights were no longer necessary to protect the Trust from coercive tender offers. In connection with such redemption, Messrs. Phillips and Friedman and their affiliates, who owned approximately 28% of the Trust's outstanding shares of beneficial interest at the time, agreed not to acquire more than 40% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership.

On August 23, 1994, the Trust's Board of Trustees took action to the effect that they do not object to the acquisition of up to 49% of the Trust's outstanding shares of beneficial interest by Mr. Phillips and his affiliates. In determining total ownership, shares of beneficial interest of the Trust, if any, owned by Mr. Friedman and his affiliates are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates may not acquire more than 49% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership. At March 17, 1995, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately 43% of the Trust's outstanding shares of beneficial interest.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.  SELECTED FINANCIAL DATA

                                                           For the Years Ended December 31,
                                  ---------------------------------------------------------------------------------
                                      1994             1993             1992              1991           1990
                                  ------------     ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
EARNINGS DATA
Income . . . . . . . . . .        $     29,262     $     23,710     $     20,818     $      15,035    $      15,582
Expense. . . . . . . . . .              31,803           23,460           20,443            15,812           18,835
                                  ------------     ------------     ------------     -------------    -------------


Income (loss) before
 gain on sale of real
 estate and
 extraordinary gain. . . .              (2,541)             250              375              (777)          (3,253)
Gains on sale of
 real estate . . . . . . .               1,708              365              383               234              -
Extraordinary gain . . . .                 -                -                -                 930            4,179
                                  ------------     ------------     ------------     -------------    -------------
Net income (loss). . . . .        $       (833)    $        615     $        758     $         387    $         926
                                  ============     ============     ============     =============    =============


EARNINGS PER SHARE DATA
Income (loss) before
 gain on sale of real
 estate and
 extraordinary gain. . . .        $       (.87)      $      .08     $        .11     $        (.22)   $        (.90)
Gain on sale of real
 estate. . . . . . . . . .                 .58              .12              .11               .07              -
Extraordinary gain . . . .                 -                -                -                 .26             1.15
                                  ------------     ------------     ------------     -------------    -------------
Net income (loss). . . . .        $       (.29)    $        .20     $        .22      $        .11    $         .25
                                  ============     ============     ============     =============    =============

Distributions per share. .        $        .60     $        .50     $        -        $       1.06    $        1.32

Weighted average
 shares outstanding. . . .           2,919,815        3,014,256        3,372,508         3,538,932        3,639,383


                                                                      December 31,
                                  ---------------------------------------------------------------------------------
                                      1994             1993             1992              1991           1990
                                  ------------     ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable. . . . . . . .        $     11,215     $     34,518     $     37,049     $      42,545    $      34,941
Real estate. . . . . . . .             149,364          111,483           94,557            85,501           50,225
Investment in
 partnerships. . . . . . .              13,805           14,079           14,537            20,148           22,184
Total assets . . . . . . .             182,839          160,462          143,925           140,950          103,080
Notes and interest
 payable . . . . . . . . .              98,252           74,786           58,834            54,226           13,492
Shareholders' equity . . .              78,767           81,139           81,985            83,290           82,860

Book value per share . . .        $      26.99     $      27.80     $      25.69     $       23.91    $       23.29

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Continental Mortgage and Equity Trust (the "Trust") was formed to invest in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including wraparound, first and junior mortgage loans. The Trust was organized on August 27, 1980 and commenced operations on December 3, 1980.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $7.5 million at December 31, 1994 compared with $1.8 million at December 31, 1993. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. The Trust expects that funds from operations and from anticipated external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs in 1995, including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Trust's cash flow from property operations (rentals collected less payments for property operating expenses) has continually increased over the past three years from $6.1 million in 1992 to $8.4 million in 1993 to $10.7 million in 1994. Of this $4.6 million net increase from 1992 to 1994, $4.2 million is the result of the Trust having acquired additional income producing properties, both through purchase and foreclosure, and the remainder of $400,000 is due to increased occupancy and rental rates, primarily at its apartments, and the Trust's control of operating expenses. The Trust's management believes that this trend will continue, particularly in the Trust's apartments, if the economy remains stable or improves.

Interest collected on mortgage notes receivable decreased over the past three years from $3.2 million in 1992 to $2.4 million in 1993 to $2.2 million in 1994. These decreases are primarily attributable to the foreclosure of the collateral property securing mortgage notes receivable and the payoff of mortgage notes receivable in 1993 and 1994.

Interest will continue to decrease as a source of cash to the Trust as a result of the payoff of mortgage notes receivable and the foreclosure of the collateral property securing mortgage notes receivable in 1994 and 1993. In addition, the Trust has determined not to originate new mortgage loans, other than those resulting from Trust provided purchase money financing in connection with property sales.

The Trust was involved in significant investing activities during 1994. The Trust purchased seven apartments and one commercial property during 1994, for which the Trust paid a total of $33.5 million. The Trust paid $9.9 million in cash, with an additional $23.6 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

financed through mortgage debt. The Trust also made improvements to its other properties totaling $729,000 and received $2.2 million in cash from the sale of five of its properties and an additional $1.3 million in cash from the sale of a property by one of the Trust's equity method partnerships. In addition, the Trust collected $5.6 million on notes receivable, primarily from the payoff of two mortgage notes receivable totaling $5.4 million, with the remainder collected from scheduled paydowns on the Trust's other mortgage notes receivable.

During 1994, the Trust received net financing proceeds of $6.9 million from mortgage financing secured by four previously unencumbered apartment complexes. In addition, the Trust refinanced the mortgage secured by another apartment complex from which the Trust received $646,000 in net cash proceeds after the payoff of $2.5 million in existing mortgage debt. Also during 1994, the Trust made scheduled principal payments on mortgages totaling $1.1 million.

The Trust's distribution policy had provided for an annual determination of distributions after the Trust's year end until such time as property operations stabilized at a level producing cash flow from property operations in excess of anticipated needs. In January 1993, the Trust's Board of Trustees approved the resumption of quarterly distributions. In 1994, the Trust paid distributions to shareholders totaling $1.8 million ($.60 per share). The Trust paid distributions to shareholders totaling $1.5 million ($.50 per share) in 1993.

During the first quarter of 1995, the Trust has continued to be an active investor. The Trust has purchased two industrial facilities, for which the Trust paid a total of $2.9 million in cash with an additional $13.8 million financed through mortgage debt. The Trust derived the cash portions of the purchase prices from its cash on hand at December 31, 1994.

During 1994, the Trust repurchased 6,000 of its shares of beneficial interest at a cost of $84,000, pursuant to a repurchase program originally announced by the Trust on December 5, 1989. The Trust's Board of Trustees have authorized the Trust to repurchase a total of 976,667 of its shares of beneficial interest under such repurchase program, of which 191,517 shares remain to be purchased as of March 17, 1995.

On a quarterly basis, the Trust's management reviews the carrying value of the Trust's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Trust's properties or notes are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against earnings. Estimated net realizable value of mortgage notes receivable is based on the Trust's management's review and evaluation of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

collateral properties securing such notes. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1994 compared to 1993. For the year 1994, the Trust had a net loss of $833,000, as compared to net income of $615,000 for the year 1993. The primary factors contributing to the decrease in the Trust's net income are discussed in the following paragraphs.

Net rental income (rental income less property operating expenses) increased from $8.2 million in 1993 to $10.2 million in 1994. Of this increase, $1.5 million is due to the acquisition of seven apartment complexes and one commercial property in 1994. An additional $284,000 of the increase is attributable to two apartment complexes obtained through foreclosure in 1994 and $1.1 million is due to the acquisition of three apartment complexes and one commercial property in 1993. An additional increase of approximately $400,000 is attributable to generally higher rents and occupancy at the Trust's properties. These increases are offset in part by a $1.3 million decrease in net rental income at four of the Trust's commercial properties and three of the Trust's apartment complexes due to a decrease in occupancy and higher operating expenses incurred in an effort to increase occupancy. Net rental income is expected to continue to increase in 1994, primarily from a full year of operations from the seven apartment complexes and one commercial property acquired in 1994 and from the anticipated purchase of additional real estate in 1995.

Interest income decreased from $3.3 million in 1993 to $2.7 million in 1994.
Of this decrease, $356,000 is attributable to a loan on which the borrower filed for bankruptcy protection in November 1993 and began making cash flow only payments in April 1994. The Trust completed foreclosure of the property securing this loan in October 1994. Of the decrease, an additional $191,000 is attributable to three loans which were paid off subsequent to August 1993 and $38,000 is attributable to loans which were classified as nonperforming in 1994. Interest income is expected to decline further in 1995 due to a $14.0 million wraparound mortgage note receivable being paid in full in December 1994 and due to the foreclosure during 1994 of two properties securing two of the Trust's other mortgage notes receivable. Further, the Trust is not considering new mortgage lending except in connection with purchase money financing of sales of the Trust's properties.

The Trust's equity in losses of partnerships decreased from $578,000 in 1993 to $479,000 in 1994. This decrease in equity losses is primarily due to higher rents and occupancy at the 32 industrial warehouse

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

facilities owned by Indcon, L.P. ("Indcon"), a joint venture partnership in which the Trust owns a 60% interest.

Interest expense increased from $5.5 million in 1993 to $7.7 million in 1994. Of this increase, $1.5 million is due to interest expense recorded on mortgages secured by properties acquired in 1993 and 1994. An additional $597,000 is due to interest expense on a borrowing in September 1993 and four borrowings in 1994, all secured by mortgages on previously unencumbered apartment complexes.

Depreciation expense increased from $2.4 million in 1993 to $3.2 million in 1994. This increase is due to the acquisition of seven apartment complexes and one commercial property in 1994 and four apartment complexes and one commercial property in 1993.

A provision for losses of $1.2 million was recorded in 1994 to write down the Genesee Towers, an office building, to the amount of the nonrecourse mortgage debt. In addition, a provision for losses of $200,000 was recorded in 1994 to provide for the loss on the sale of Oak Forest Apartments, one of the Trust's foreclosed properties held for sale. (See NOTE 4. "REAL ESTATE.") A provision for loss of $221,000 was recorded in 1993 to provide for the loss on the sale of English Hills Apartments, also a foreclosed property held for sale.

Advisory fee to affiliate increased from $1.2 million in 1993 to $1.3 million in 1994. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the Trust's acquisition of eight properties in 1994 and five properties in 1993. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses decreased from $1.3 million in 1993 to $1.2 million in 1994. A decrease in legal fees and expenses incurred in connection with the Trust's annual meeting were offset in part by an increase in cost reimbursements to the Trust's advisor.

For the year 1994, the Trust recognized a gain on the sale of real estate of $577,000 related to the sale of an industrial warehouse facility by Indcon, a joint venture partnership in which the Trust owns a 60% interest. In addition, the Trust recognized a gain of $1.1 million on the settlement of a profit participation related to the 1994 payoff of one of the Trust's notes receivable. For the year 1993, the Trust recognized gains on sale of real estate of $365,000 related to the sale of three properties by Sacramento Nine ("SAC 9"), a joint venture partnership in which the Trust owns a 30% interest.

1993 compared to 1992. For the year 1993, the Trust had net income of $615,000, as compared to net income of $758,000 for the year 1992. The primary factors contributing to the decrease in the Trust's net income are discussed in the following paragraphs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Net rental income (rental income less property operating expenses) increased from $6.3 million in 1992 to $8.2 million in 1993. Of this increase, $1.3 million is due to the acquisition of five apartment complexes, one office building and one industrial facility in 1992 and 1993, and an additional $165,000 is due to a decrease in operating expenses at Applecreek Apartments, the renovation of which was completed in 1992. The remaining increase is attributable to generally higher rental and occupancy rates, primarily at the Trust properties in the Southwest and Southeast, and reduced operating expenses at the Trust's apartment complexes.

Interest income decreased from $4.2 million in 1992 to $3.3 million in 1993. Of this decrease, $502,000 is due to loans which were paid in full in 1992 and 1993 and an additional $312,000 is due to interest income recorded on loans which were foreclosed or settled in 1992 and 1993. The remaining decrease is due to loans which were placed on nonaccrual in 1993.

The Trust's equity in losses of partnerships increased from losses of $344,000 in 1992 to losses of $578,000 in 1993. This increase is primarily due to decreased operating results in the SAC 9 partnership as a result of the sale of three properties in the second quarter of 1993.

Interest expense increased from $5.1 million in 1992 to $5.5 million in 1993. Of this increase, $847,000 is due to interest expense incurred on mortgages secured by properties which were acquired in late 1992 and in 1993. An additional increase of $73,000 is due to interest expense recorded on a first mortgage obtained in September 1993, secured by a previously unencumbered apartment property. These increases were partially offset by a decrease in interest expense of $458,000 attributable to a mortgage modification in November 1992 and an underlying mortgage debt related to a wraparound mortgage note receivable which was paid off in December 1992.

Depreciation expense increased from $2.0 million in 1992 to $2.4 million in 1993. This increase is primarily due to the acquisition of five apartment complexes and two commercial properties in late 1992 and in 1993.

A provision for loss of $221,000 was recorded in 1993 to provide for the loss on the sale of English Hills Apartments, a foreclosed property held for sale. No provision for loss was recorded in 1992.

General and administrative expenses decreased from $1.4 million in 1992 to $1.3 million in 1993. This decrease is due to a decrease of $100,000 related to costs incurred in connection with the Trust's March 1992 annual meeting of shareholders and the February 1992 Rights redemption and a decrease in litigation expense.

For the year 1993, the Trust recognized gains on sale of real estate of $365,000 related to the sale of three properties by SAC 9, a joint venture partnership in which the Trust owns a 30% interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from the Trust for personal injury associated with such materials.

The Trust's management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Trust from property sales. Inflation also has an effect on the Trust's earnings from short-term investments.

Tax Matters

For the years ended December 31, 1994, 1993 and 1992, the Trust elected and in the opinion of the Trust's management, qualified to be treated as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan", which amends SFAS No. 5 - "Accounting for Contingencies" and SFAS No. 15 - "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The statement requires that notes receivable be considered impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement". Impairment is to be measured either on the present value of expected future cash flows discounted at the note's effective interest rate or if the note is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


collateral dependent, on the fair value of the collateral. In October 1994, the FASB issued SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which amends SFAS No. 114. SFAS No. 118 eliminates the income recognition provisions of SFAS No. 114, substituting disclosure of the creditor's policy of income recognition on impaired notes. SFAS No. 114 and SFAS No. 118 are both effective for fiscal years beginning after December 15, 1994. The Trust's management has not fully evaluated the effects of implementing these statements, but expects that they will not affect the Trust's interest income recognition policy but may require the classification of otherwise performing loans as impaired.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                           Page
                                                                                                          ------
Continental Mortgage and Equity Trust
-------------------------------------

Report of Independent Certified Public Accountants. . . . . . . . . . . . . . . . . . . . . .                36

Consolidated Balance Sheets -
         December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                37

Consolidated Statements of Operations -
         Years Ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . .                38

Consolidated Statements of Shareholders' Equity -
         Years Ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . .                39

Consolidated Statements of Cash Flows -
         Years Ended December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . .                40

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .                43

Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . . . . . . . .                63

Schedule IV  - Mortgage Loans on Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .                67



All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Trustees of
Continental Mortgage and Equity Trust



We have audited the accompanying consolidated balance sheets of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.





                                                         BDO SEIDMAN


Dallas, Texas
March 21, 1995

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                             ------------------------------------
                                                                                  1994                  1993
                                                                             ---------------      ---------------
                    Assets                                                          (dollars in thousands)
                    ------
Notes and interest receivable
 Performing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $         4,269      $        20,441
 Nonperforming, nonaccruing   . . . . . . . . . . . . . . . . . . . . .                6,946               14,077
                                                                             ---------------      ---------------
                                                                                      11,215               34,518
Real estate held for sale, net of accumulated
 depreciation ($1,409 in 1994 and $1,300 in
 1993)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               24,658               17,043

Less - allowance for estimated losses . . . . . . . . . . . . . . . . .               (9,223)              (8,946)
                                                                             ---------------      ---------------
                                                                                      26,650               42,615
Real estate held for investment, net of
 accumulated depreciation ($12,050 in 1994 and
 $9,078 in 1993)  . . . . . . . . . . . . . . . . . . . . . . . . . . .              124,706               94,440
Investment in marketable equity securities,
 at market (including $3,447 in 1994 and
 $3,196 in 1993 of affiliates)  . . . . . . . . . . . . . . . . . . . .                4,341                4,087
Investment in partnerships  . . . . . . . . . . . . . . . . . . . . . .               13,805               14,079
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .                7,478                1,771
Other assets (including $604 in 1994 and $23
 in 1993 due from affiliates)   . . . . . . . . . . . . . . . . . . . .                5,859                3,470
                                                                             ---------------      ---------------
                                                                             $       182,839      $       160,462
                                                                             ===============      ===============

      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable  . . . . . . . . . . . . . . . . . . . . . .      $        98,252      $        74,786
Other liabilities (including $437 in 1994 and
 $399 in 1993 due to affiliates)  . . . . . . . . . . . . . . . . . . .                5,820                4,537
                                                                             ---------------      ---------------
                                                                                     104,072               79,323
Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding, 2,918,133 shares in 1994 and
 2,919,189 shares in 1993   . . . . . . . . . . . . . . . . . . . . . .                8,766                8,769
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .              260,060              260,098
Accumulated distributions in excess of
 accumulated earnings   . . . . . . . . . . . . . . . . . . . . . . . .             (192,676)            (190,091)
Net unrealized gains on marketable equity
 securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,617                2,363
                                                                             ---------------      ---------------
                                                                                      78,767               81,139
                                                                             ---------------      ---------------
                                                                             $       182,839      $       160,462
                                                                             ===============      ===============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                    For the Years Ended December 31,
                                                     -----------------------------------------------------------
                                                          1994                  1993                   1992
                                                     --------------        ----------------       --------------
                                                                (dollars in thousands, except per share)
Income
 Rentals  . . . . . . . . . . . . . . . . . . . .    $       27,042        $         20,996       $       16,990
 Interest (including $20 in 1993 and
    $104 in 1992 from affiliates)   . . . . . . .             2,699                   3,292                4,172
 Equity in (losses) of partnerships   . . . . . .              (479)                   (578)                (344)
                                                     --------------        ----------------       --------------
                                                             29,262                  23,710               20,818

Expenses
 Property operations (including
    $570 in 1994, $296 in 1993 and
    $209 in 1992 to affiliates)   . . . . . . . .            16,888                  12,791               10,670
 Interest   . . . . . . . . . . . . . . . . . . .             7,711                   5,531                5,133
 Depreciation   . . . . . . . . . . . . . . . . .             3,214                   2,431                2,020
 Provision for losses   . . . . . . . . . . . . .             1,429                     221                  -
 Advisory fee to affiliate  . . . . . . . . . . .             1,326                   1,160                1,173
 General and administrative
    (including $524 in 1994, $453
    in 1993 and $499 in 1992 to
    affiliate)  . . . . . . . . . . . . . . . . .             1,235                   1,326                1,447
                                                     --------------        ----------------       --------------
                                                             31,803                  23,460               20,443
                                                     --------------        ----------------       --------------

Income (loss) before gain on sale of
 real estate  . . . . . . . . . . . . . . . . . .            (2,541)                    250                  375
Gain on sale of real estate . . . . . . . . . . .             1,708                     365                  383
                                                     --------------        ----------------       --------------
Net income (loss) . . . . . . . . . . . . . . . .    $         (833)       $            615       $          758
                                                     ==============        ================       ==============

Earnings per share
Income (loss) before gain on sale
 of real estate   . . . . . . . . . . . . . . . .    $         (.87)       $            .08       $          .11
Gain on sale of real estate . . . . . . . . . . .               .58                     .12                  .11
                                                     --------------        ----------------       --------------

Net income (loss) . . . . . . . . . . . . . . . .    $         (.29)       $            .20       $          .22
                                                     ==============        ================       ==============

Weighted average shares of
 beneficial interest used in
 computing earnings per share   . . . . . . . . .         2,919,815               3,014,256            3,372,508
                                                     ==============        ================       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                               Accumulated   Unrealized
                                             Shares of                        Distributions   Gains on
                                        Beneficial Interest                   in Excess of   Marketable
                                      -----------------------     Paid-in      Accumulated     Equity   Shareholders'
                                         Shares       Amount      Capital       Earnings     Securities    Equity
                                      -----------   ---------    ----------    ----------    ---------- -------------
                                                                 (dollars in thousands)
Balance, January 1, 1992  . . . . .     3,482,904   $  10,459    $  262,791    $ (189,960)    $     -    $    83,290


Repurchase of shares of
  beneficial interest . . . . . . .      (291,378)       (873)       (1,084)          -             -         (1,957)
Redemption of share
  purchase rights . . . . . . . . .           -           -            (106)          -             -           (106)
Net income  . . . . . . . . . . . .           -           -             -             758           -            758
                                      -----------   ---------    ----------    ----------     --------   -----------

Balance, December 31, 1992  . . . .     3,191,526       9,586       261,601      (189,202)          -         81,985


Repurchase of shares of
  beneficial interest . . . . . . .      (267,337)       (802)       (1,475)            -           -         (2,277)
Distributions ($.50 per share)  . .           -           -             -          (1,504)          -         (1,504)
Unrealized gains on marketable
  equity securities . . . . . . . .           -           -              -             -         2,363         2,363
Net income  . . . . . . . . . . . .           -           -              -            615           -            615
                                      -----------   ---------    ----------    ----------     --------   -----------

Balance, December 31, 1993  . . . .     2,924,189       8,784       260,126      (190,091)       2,363        81,182


Repurchase of shares of
  beneficial interest . . . . . . .        (6,056)        (18)          (66)           -            -            (84)
Distributions ($.60 per share)  . .           -           -              -         (1,752)          -         (1,752)
Unrealized gains on marketable
  equity securities . . . . . . . .           -           -              -             -           254           254
Net (loss)  . . . . . . . . . . . .           -           -              -           (833)         -            (833)
                                      -----------   ---------    ----------    ----------     --------   -----------

Balance, December 31, 1994  . . . .     2,918,133   $   8,766    $  260,060   $  (192,676)    $  2,617  $     78,767
                                      ===========   =========    ==========   ===========     ========  ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    For the Years Ended December 31,
                                                          -----------------------------------------------------
                                                               1994                1993                1992
                                                          --------------       -------------       -------------
                                                                        (dollars in thousands)
Cash Flows from Operating Activities
 Rentals collected  . . . . . . . . . . . . . . . . . .   $       27,155       $      20,926       $      16,855
 Interest collected (including
    $20 in 1993 and $104 in 1992 from
    affiliates)   . . . . . . . . . . . . . . . . . . .            2,171               2,413               3,153
 Interest paid  . . . . . . . . . . . . . . . . . . . .           (6,559)             (4,523)             (4,044)
 Payments for property operations
    (including $570 in 1994, $296 in
    1993 and $209 in 1992 to
    affiliates)   . . . . . . . . . . . . . . . . . . .          (16,425)            (12,524)            (10,721)
 General and administrative expenses
    paid (including $524 in 1994,
    $453 in 1993 and $499 in 1992 to
    affiliates)   . . . . . . . . . . . . . . . . . . .           (1,327)             (1,331)             (1,783)
 Advisory fee paid to affiliate   . . . . . . . . . . .           (1,305)             (1,110)             (1,131)
 Distributions from partnerships'
    operating cash flow   . . . . . . . . . . . . . . .              191                 -                   557
 Other. . . . . . . . . . . . . . . . . . . . . . . . .             (888)                227                  25
                                                          --------------       -------------       -------------

    Net cash provided by operating
           activities   . . . . . . . . . . . . . . . .            3,013               4,078               2,911


Cash Flows from Investing Activities
 Acquisitions of real estate
    (including $1,396 in 1994, $666
    in 1993 and $490 in 1992 to
    affiliates)   . . . . . . . . . . . . . . . . . . .           (9,896)             (4,018)             (3,130)
 Collections on notes receivable
    (including $386 in 1993 and $403
    in 1992 from affiliates)  . . . . . . . . . . . . .            5,585               1,743               1,187
 Fundings of notes receivable   . . . . . . . . . . . .             (283)                (52)               (300)
 Proceeds from sale of real estate  . . . . . . . . . .            2,166                 177                 150
 Real estate improvements   . . . . . . . . . . . . . .             (729)             (1,036)               (882)
 Distributions from partnerships'
    investing cash flow   . . . . . . . . . . . . . . .            1,275                 748                 510
 Contributions to partnerships  . . . . . . . . . . . .              -                  (503)                -
                                                          --------------       -------------       -------------

    Net cash (used in)
           investing activities   . . . . . . . . . . .           (1,882)             (2,941)             (2,465)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                       For the Years Ended December 31,
                                                          -----------------------------------------------------
                                                               1994                1993                1992
                                                          --------------       -------------       -------------
                                                                        (dollars in thousands)
Cash Flows from Financing Activities
 Proceeds from notes payable  . . . . . . . . . . . .     $       10,078       $       2,389       $         -
 Payments on notes payable  . . . . . . . . . . . . .             (3,666)               (808)               (686)
 Proceeds from margin borrowings  . . . . . . . . . .                -                   500                 -
 Distributions to shareholders  . . . . . . . . . . .             (1,752)             (1,504)                -
 Repurchase of shares of beneficial
    interest  . . . . . . . . . . . . . . . . . . . .                (84)             (2,320)             (1,957)
 Redemption of share purchase rights  . . . . . . . .                -                   -                  (106)
 Distribution from partnership's
    financing cash flows  . . . . . . . . . . . . . .                -                   -                 4,200
                                                          --------------       -------------       -------------

    Net cash provided by (used in)
         financing activities   . . . . . . . . . . .              4,576              (1,743)              1,451
                                                          --------------       -------------       -------------

Net increase (decrease) in cash and
 cash equivalents   . . . . . . . . . . . . . . . . .              5,707                (606)              1,897
Cash and cash equivalents, beginning
 of year  . . . . . . . . . . . . . . . . . . . . . .              1,771               2,377                 480
                                                          --------------       -------------       -------------

Cash and cash equivalents, end of year  . . . . . . .     $        7,478       $       1,771       $       2,377
                                                          ==============       =============       =============

Reconciliation of net income (loss) to
 net cash provided by operating
 activities
    Net income (loss)   . . . . . . . . . . . . . . .     $         (833)      $         615       $         758
    Adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities
    Gain on sale of real estate   . . . . . . . . . .             (1,708)               (365)               (383)
    Depreciation and amortization   . . . . . . . . .              3,307               2,663               2,282
    Equity in losses of partnerships  . . . . . . . .                479                 578                 -
    Provision for losses   . . . . . . . . . . . . . . .           1,429                 221                 -
    (Increase) decrease in interest
       receivable   . . . . . . . . . . . . . . . . .                309                (219)               (380)
    (Increase) decrease in other
       assets   . . . . . . . . . . . . . . . . . . .               (785)                 98                  94
    Increase (decrease) in other
       liabilities  . . . . . . . . . . . . . . . . .                468                 407                (498)
    Increase in interest payable   . . . . . . . . . . .             156                  80                 137
    Distributions from partnerships'
       operating cash flow  . . . . . . . . . . . . .                191                 -                   901
                                                          --------------       -------------       -------------

         Net cash provided by
          operating activities  . . . . . . . . . . .     $        3,013       $       4,078       $       2,911
                                                          ==============       =============       =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                                      For the Years Ended December 31,
                                                          ------------------------------------------------------
                                                               1994                1993                1992
                                                          --------------       -------------       -------------
                                                                           (dollars in thousands)
Schedule of noncash investing activities
 Carrying value of real estate obtained
    in satisfaction of notes receivable
    (with carrying values totaling
    $10,095 in 1994, $1,939 in 1993
    and $1,616 in 1992)   . . . . . . . . . . . . . .     $       11,242       $       1,939       $       1,616
 Mortgage notes receivable from real
    estate sales  . . . . . . . . . . . . . . . . . .                365                 638                 380
 Notes payable from acquisition of
    real estate   . . . . . . . . . . . . . . . . . .             23,631              13,441               9,000
 Prior existing loan assumed by
    borrower  . . . . . . . . . . . . . . . . . . . .              9,000                 491               3,868
 Permanent write down of real estate
    held for investment   . . . . . . . . . . . . . .              1,229                 -                 2,749
 Interest on wraparound mortgage loan
    paid directly to underlying
    lienholder  . . . . . . . . . . . . . . . . . . .                855                 855                 855
 Unrealized gains on marketable equity
    securities  . . . . . . . . . . . . . . . . . . .                254               2,363                 -
 Mortgage note receivable from
    settlement of profit participation  . . . . . . .              1,414                 -                   -

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The accompanying Consolidated Financial Statements of Continental Mortgage and Equity Trust and consolidated entities (the "Trust") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES". These, along with the remainder of the Notes to the Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 1993 and 1992 have been reclassified to conform to the 1994 presentation.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. Continental Mortgage and Equity Trust ("CMET") is a California business trust organized on August 27, 1980. The Trust may invest in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

Basis of consolidation. The Consolidated Financial Statements include the accounts of CMET and partnerships and subsidiaries which it controls. All intercompany transactions and balances have been eliminated.

Interest recognition on notes receivable. It is the Trust's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable and properties held for sale to the extent that the investment in the notes or properties exceeds the Trust's estimate of net realizable value of the property or collateral securing each such note, or fair value of the collateral if foreclosure is probable. In estimating net realizable value, consideration is given to the current estimated collateral or property value adjusted for costs to complete or improve, hold and dispose.
The cost of funds, one of the criteria used in the calculation of estimated net realizable value (approximately 5.0% and 4.7% as of December 31, 1994 and 1993, respectively), is based on the average cost of all capital. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. After foreclosure, the excess of new cost, if any, over fair value minus estimated costs of sale is recognized in a valuation allowance. Subsequent changes in fair value either increase or decrease such valuation allowance. See "Allowance for estimated losses" above. Properties held for sale are depreciated in accordance with the Trust's established depreciation policies. See "Real estate and depreciation" below.

Annually, all foreclosed properties held for sale are reviewed by the Trust's management and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) the property has been held for at least one year; (ii) Trust management has no intent to dispose of the property within the next twelve months; (iii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended; (iv) property improvements have been funded; and (v) the Trust's financial resources are such that the property can be held long-term. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net income.

Real estate and depreciation. Real estate is carried at the lower of cost or estimated net realizable value, except for foreclosed properties held for sale, which are recorded initially at the lower of original cost or fair value minus estimated costs of sale. Depreciation is provided for by the straight-line method over the estimated useful lives of the assets, which range from 5 to 40 years.

Present value premiums/discounts. The Trust provides for present value premiums and discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such premiums and discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery or the financing method, whichever is appropriate.

Investment in noncontrolled partnerships. The Trust uses the equity method to account for investments in partnerships which it does not

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

control. Under the equity method, the Trust's initial investment, recorded at cost, is increased by the Trust's proportionate share of the partnership's operating income and additional advances and decreased by the Trust's share of the partnership's operating losses and distributions received.

Marketable equity securities. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as period end closing market value. Net unrealized holding gains and losses are reported as a separate component of shareholders' equity until realized.

Fair value of financial instruments. The Trust used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable, the estimated fair value of the Trust's interest in the collateral property was used. For marketable equity securities, fair value was based on the year end closing market price of each security. The estimated fair values presented do not purport to present amounts to be ultimately realized by the Trust. The amounts ultimately realized may vary significantly from the estimated fair values presented. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Trust considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per share. Income (loss) per share of beneficial interest is computed based upon the weighted average number of shares of beneficial interest outstanding during each year.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                           1994                                1993
                                           ----------------------------------     --------------------------------
                                              Estimated                             Estimated
                                                 Fair               Book               Fair              Book
                                                Value               Value             Value              Value
                                           ---------------      -------------     -------------      -------------
 Notes receivable
    Performing  . . . . . . . . . . . .    $         4,368      $       4,720     $      21,565      $      20,584
    Nonperforming, nonaccruing  . . . .              4,189              6,682            12,468             13,242
                                           ---------------      -------------     -------------      -------------
                                           $         8,557             11,402     $      34,033             33,826
                                           ===============                        =============
 Unamortized (discounts)
    /premiums . . . . . . . . . . . . .                                  (413)                                 157
 Deferred gain  . . . . . . . . . . . .                                   (67)                                 (67)
 Interest receivable  . . . . . . . . .                                   293                                  602
                                                                -------------                        -------------
                                                                $      11,215                        $      34,518
                                                                =============                        =============

The Trust does not recognize interest income on nonperforming notes receivable. Notes receivable are considered to be nonperforming when they become 60 days or more delinquent. For the years 1994, 1993 and 1992, unrecognized interest income on nonperforming notes totaled $1.3 million, $681,000 and $302,000, respectively.

Notes receivable at December 31, 1994 mature from 1995 through 2018, with interest rates ranging from 6.5% to 18.0% and a weighted average rate of 7.8%. The discount is based on an imputed interest rate of 12% and premiums are based on imputed interest rates of 10%. Notes receivable are nonrecourse and are collateralized by real estate.

In May 1994, the Trust sold the retail portion of Forest Ridge, a foreclosed apartment and retail property held for sale, financing the sale through acceptance of a $365,000 purchase money mortgage. The mortgage note bears interest at a rate of 7.5% per annum for the first three years, increasing to 8.3% per annum from May 1997 until maturity in May 2001. The note requires monthly payments of principal and interest, currently $3,000. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

In December 1994, the Trust received payment in full on the wraparound mortgage note secured by the Fountainview Retirement Center. The Trust received $5.0 million in cash, equal to the Trust's equity in the wraparound mortgage note.

In addition, the note agreement required that the debtor make an additional profit participation payment equal to 62.5% of the amount by which the fair market value of the property on the maturity date of the loan exceeded the original loan principal balance. In settlement of the profit participation, the borrower assigned a $1.8 million first mortgage, secured by Cypress Creek Executive Court, an office building in Ft. Lauderdale, Florida, to the Trust for which the Trust paid $283,000 in cash. The first mortgage bears interest at rates ranging from 8.0% to 9.0% per annum, requires monthly payments of principal and

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

interest, currently $15,000, and matures in June 2009. The Trust discounted the note to yield 12.0% per annum. The Trust recognized a $1.1 million gain on the settlement of the profit participation.

In September 1994, the Trust recorded the insubstance foreclosure of the Circletree Apartments and the Woodbridge Apartments, the collateral properties securing two of the Trust's mortgage notes receivable. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

In July 1993, the Trust sold the English Hills Apartments and financed the sale in part through the acceptance of a $590,000 purchase money mortgage. The note bears interest at rates ranging from 8.5% to 9%, requires monthly payments of interest only from November 1993 to June 1995, payments of principal and interest thereafter and matures in June 1999. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

The Trust received title to an office building and a 6 acre tract of land in Houston, Texas in settlement of a $1.2 million mortgage note receivable during 1993. This settlement resulted in no loss to the Trust. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

During 1993, the Trust received cash of $1.6 million in full payment of four mortgage notes, including the related party note described in "Related party transaction" below.

In September 1991, the Trust funded a $2.0 million junior mortgage loan, secured by the Aspen Village Townhomes, located in Hartland, Wisconsin. The note accrues interest at the default interest rate of 18% per annum. The note had an extended maturity date of April 27, 1992. On March 27, 1992, the Trust funded an additional $150,000 junior lien mortgage loan, also secured by the
Aspen Village Townhomes.   This note also bears interest at the default
interest rate of 18% per annum. This note had an extended maturity date of September 23, 1992. The borrower failed to make the required principal payments to the Trust on the maturity dates. The Trust continues to negotiate with the borrower to restructure the note, with the borrower providing additional collateral to secure these loans. If the negotiations are unsuccessful and the Trust forecloses on the collateral property, it does not anticipate incurring a loss in excess of previously established reserves.

At December 31, 1994, four other of the Trust's mortgage notes receivable with principal balances totaling $4.5 million were in default. One of the notes, with a principal balance of $1.4 million at December 31, 1994, required a principal paydown of $200,000 in November 1994, which had not been made as of March 17, 1995. The borrower is currently negotiating with the Trust for an 18 month extension of the note in return for a principal paydown and a pledge of additional collateral to secure the note. The Trust does not anticipate incurring a loss on this note as the estimated value of the property securing the note is in excess of the carrying value of the note. The Trust is

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

evaluating its options with respect to foreclosure of the collateral properties securing the remaining three notes, and the Trust does not anticipate incurring losses on these notes in excess of previously established reserves.

Related party transaction. In December 1990, the Trust funded a $1.4 million first mortgage loan to Rivertrails Development Associates, Inc., a wholly-owned subsidiary of ART, secured by 198 developed residential lots in Ft. Worth, Texas. The loan was paid in full in August 1993. The Trust's advisor also serves as advisor to ART and as of March 17, 1995, ART owned approximately 35% of the Trust's outstanding shares of beneficial interest.

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                             1994              1993               1992
                                                        --------------    ---------------    ----------------
 Balance January 1,   . . . . . . . . . . . . . . .     $        8,946    $         9,177    $         12,089
 Amounts reclassified from
    investment in partnerships  . . . . . . . . . .              1,109                -                   -
 Amounts charged off  . . . . . . . . . . . . . . .               (832)              (231)             (2,912)
                                                        --------------    ---------------    ----------------
 Balance December 31,   . . . . . . . . . . . . . .     $        9,223    $         8,946    $          9,177
                                                        ==============    ===============    ================

The provision for losses in the accompanying Consolidated Statements of Operations consists of a $1.2 million write down of the carrying value of the Genesee Towers office building to the amount of the nonrecourse mortgage and a $200,000 loss on the sale of a foreclosed property held for sale in 1994, and a $221,000 loss on the sale of a foreclosed property held for sale in 1993. See
NOTE 4. "REAL ESTATE AND DEPRECIATION" and NOTE 7. "NOTES AND INTEREST
PAYABLE."

NOTE 4.  REAL ESTATE AND DEPRECIATION

In February 1994, the Trust purchased the Fountain Lake Apartments, a 166 unit apartment complex in Texas City, Texas, for $3.3 million. The Trust paid $237,000 in cash, assumed an existing mortgage of $2.5 million and the seller provided additional financing of $402,000. The $2.5 million first mortgage bears interest at a variable rate, currently 5.9% per annum, requires monthly payments of principal and interest of $15,000 and matures in November 1998. The $402,000 seller financing is secured by a second lien mortgage on another of the Trust's properties, Windsor Plaza Office Building, in Windcrest, Texas. This mortgage bears interest at a variable rate, currently 6.6% per annum, requires monthly payments of principal and interest of $3,000 and also matures in November 1998.

In March 1994, the Trust purchased the McCallum Crossing Apartments, a 322 unit apartment complex in Dallas, Texas, for $7.7 million. The Trust paid $1.4 million in cash and the seller provided $6.3 million in mortgage financing. The mortgage bears interest at rates ranging from

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

6.5% to 7.5% per annum, requires monthly payments of interest only through March 1, 1998 and principal and interest payments of $46,000 thereafter, and matures in March 2004.

In May 1994, the Trust purchased the Willowcreek Apartments, a 112 unit apartment complex in El Paso, Texas, for $2.3 million in cash.

In June 1994, the Trust purchased the Park Avenue Apartments, a 108 unit apartment complex in Clute, Texas, for $855,000 in cash.

In August 1994, the Trust purchased the Parkwood Knoll Apartments, a 178 unit apartment complex in San Bernardino, California, for $6.4 million. The Trust paid $1.2 million in cash and assumed the existing mortgage of $5.2 million. The mortgage bears interest at a rate of 8.0% per annum, requires monthly payments of principal and interest of $40,000 and matures in February 2004.

In September 1994, the Trust purchased the Pierce Towers Apartments, a 57 unit apartment complex in Denver, Colorado, for $2.7 million. The Trust paid $678,000 in cash and assumed the existing mortgage of $2.0 million. The mortgage bears interest at a rate of 8.4% per annum, requires monthly payments of principal and interest of $15,000 and matures in December 2000.

Also in September 1994, the Trust purchased the McLeod Commerce Center, a 111,115 square foot industrial facility in Orlando, Florida, for $3.2 million. The Trust paid $1.0 million in cash and the seller provided mortgage financing of $2.2 million. The mortgage bears interest at a rate of 9.5% per annum, requires monthly payments of principal and interest of $19,000 and matures in October 2001.

In December 1994, the Trust purchased The Pines Apartments, a 242 unit apartment complex in Gainesville, Florida, for $6.2 million. The Trust paid $923,000 in cash, assumed the existing first mortgage of $2.7 million and the seller provided additional financing of $2.7 million. The first mortgage bears interest at 9.6% per annum, requires monthly payments of principal and interest of $27,000 and matures in July 2011. The $2.7 million second mortgage bears interest at 9.5% per annum, requires monthly payments of interest only through September 1995 and monthly payments of principal and interest of $23,000 thereafter, and matures in December 1997.

In February 1995, the Trust purchased the Sullyfield Commerce Center, a 243,813 square foot industrial facility in Chantilly, Virginia, for $11.0 million. The Trust paid $2.2 million in cash and the seller provided mortgage financing of $8.8 million. The mortgage bears interest at a rate of 6% per annum through December 1996 and 9% per annum thereafter, requires monthly payments of interest only through January 1999 and principal and interest payments of $73,000 thereafter, and matures in January 2001.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

In March 1995, the Trust purchased the Zane May Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $696,000 in cash, obtained new mortgage financing of $4.6 million and the seller provided additional financing of $403,000. The $4.6 million mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of interest only and matures in July 1999. The $403,000 seller financings bear interest at rates ranging from 6% to 8% per annum, require monthly payments of principal and interest totaling $3,000 and mature in July 1999.

In September 1994, the Trust recorded the insubstance foreclosure of the Circletree Apartments, a 414 unit apartment complex in Waukegan, Illinois. The Circletree Apartments had an estimated fair value, less estimated costs of sale, of $8.1 million at the date of foreclosure, which approximated the carrying value of the Trust's note receivable. The foreclosure resulted in no loss to the Trust. Foreclosure proceedings were completed in October 1994.

Also in September 1994, the Trust recorded the insubstance foreclosure of Woodbridge Apartments, a 194 unit apartment complex in Westminster, Colorado. The Woodbridge Apartments had an estimated fair value, less estimated costs of sale, of $3.3 million at the date of foreclosure, which exceeded the carrying value of the Trust's mortgage note receivable. The insubstance foreclosure resulted in no loss to the Trust. Foreclosure proceedings were completed in February 1995.

In February 1994, the Trust sold the Kimberly Square Shopping Center, a foreclosed property held for sale in Fort Lauderdale, Florida, for $1.0 million in cash. No loss in excess of the reserve previously provided was incurred.

In May 1994, the Trust sold the retail portion of Forest Ridge, a foreclosed apartment and retail property held for sale in Denton, Texas. The property was sold for $365,000, with the Trust providing purchase money financing for the entire sales price. The Trust recognized neither a gain or loss on the sale. The terms of the mortgage note receivable are discussed in NOTE 3. "NOTES AND INTEREST RECEIVABLE."

In June 1994, the Trust sold a 546 acre tract of foreclosed undeveloped land held for sale in Morgan, Utah, for $110,000 in cash. No loss in excess of the reserve previously provided was incurred.

Also in June 1994, the Trust sold the Oak Forest Apartments, a foreclosed property held for sale in Tampa, Florida, for $900,000 in cash. The Trust recognized a loss on the sale of $200,000 in excess of previously provided reserves, which was provided by a direct charge against earnings. See NOTE 3. "ALLOWANCE FOR ESTIMATED LOSSES."

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

In December 1994, the Trust sold two single family residences located in Arizona and South Dakota, which it had obtained through foreclosure. The Trust received $155,000 in cash from the sales. No loss in excess of the reserves previously established was incurred.

In March 1993, the Trust purchased the Fairways Apartments, a 152 unit apartment complex in Longview, Texas, for $2.1 million. The Trust paid $446,000 in cash, assumed an existing mortgage of $1.2 million and the seller provided additional financing of $480,000.

In April 1993, the Trust purchased the Country Crossing Apartments, a 227 unit apartment complex in Tampa, Florida, for $3.1 million. The Trust paid $239,000 in cash and assumed an existing mortgage of $2.7 million. The Trust also made a principal paydown of $100,000 on the mortgage on the date of acquisition.

In August 1993, the Trust purchased the Camelot Apartments, a 120 unit apartment complex in Largo, Florida, for $3.9 million. The Trust paid $757,000 in cash and assumed an existing mortgage of $3.1 million.

In November 1993, the Trust purchased the Northgate Distribution Center, a 208,386 square foot industrial facility in Marietta, Georgia, for $4.2 million. The Trust paid $889,000 in cash and obtained first mortgage financing for an additional $3.3 million.

In December 1993, the Trust purchased the Somerset Apartments, a 200 unit apartment complex in Texas City, Texas, for $3.6 million. The Trust paid $920,000 in cash and assumed an existing first mortgage of $2.7 million.

Also in 1993, the Trust obtained title, through the settlement of a mortgage note receivable, to Pinemont, a 19,685 square foot office building in Houston, Texas and title to a 6 acre tract of land also in Houston, Texas. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

In June 1993, the Trust sold Northwest Plaza, a shopping center held for sale in Duncan, Oklahoma, for $115,000 in cash. No loss in excess of the reserve previously established was incurred. In July 1993, the Trust sold English Hills Apartments, a foreclosed apartment complex held for sale in Tampa, Florida. The Trust received $47,000 in cash and provided $590,000 of purchase money financing. The Trust recognized a loss of $221,000 on the sale, which was provided by a direct charge against earnings. See NOTE 2. "NOTES AND INTEREST RECEIVABLE" and NOTE 3. "ALLOWANCE FOR ESTIMATED LOSSES."




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Trust's investments in marketable equity securities consisted of the following:

                                                                         1994         1993
                                                                       ---------     ---------
American Realty Trust, Inc. ("ART") . . . . . . . .                    $   2,659     $   2,480
National Income Realty Trust ("NIRT") . . . . . . .                          894           891
Transcontinental Realty Investors, Inc.("TCI"). . .                          788           716
                                                                       ---------     ---------
                                                                       $   4,341     $   4,087
                                                                       =========     =========

The Trust's marketable equity securities are considered available-for-sale and are carried at fair value (period end market value). The Trustees of the Trust are also directors of TCI and certain officers of the Trust are also officers of ART and TCI. The President of the Trust also serves as President of TCI and as a director of ART. The Trust's advisor serves as advisor to ART and TCI. Prior to March 31, 1994, the Trust's advisor also served as advisor to NIRT.

Section 5.3(g) of the Trust's Declaration of Trust limits to 18 months the period of time that the Trust can hold an investment in an equity security. The Trust's shareholders approved an amendment to the Trust's Declaration of Trust allowing the Trust to hold these shares of ART, NIRT and TCI until July 30, 1996.

The Trust has margin arrangements with brokerage firms which provide for borrowings of up to 50% of the market value of equity securities. The borrowings under such margin arrangement are secured by equity securities of ART, NIRT and TCI and bear interest at a rate of 6.2%. Margin borrowings were $500,000 at December 31, 1994 and 1993 and are included in other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 6.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investment in equity method partnerships consists of the following:

                                                                            1994           1993
                                                                          ---------     ----------
 Sacramento Nine ("SAC 9")  . . . . . . . . . . . . . . . . . . . . .     $     947     $      984
 Indcon, L.P. ("Indcon")  . . . . . . . . . . . . . . . . . . . . . .        12,858         14,190
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           (1,095)
                                                                          ---------     ----------
                                                                          $  13,805     $   14,079
                                                                          =========     ==========

The Trust, in partnership with NIRT, owns SAC 9, which in turn currently owns two office buildings in the vicinity of Sacramento, California. The Trust has a 30% interest in the partnership's earnings, losses and distributions.

In 1993, SAC 9 sold three of its office buildings for a total of $4.5 million. SAC 9 received net cash of $2.5 million, of which the Trust's equity share was $748,000, after the payoff of an existing mortgage

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

with a principal balance of $685,000. SAC 9 also provided $356,000 of purchase money financing in conjunction with the sale of one of the buildings and provided $887,000 of purchase money financing in conjunction with the sale of another of the buildings. SAC 9 recognized gains totaling $1.2 million on the sales, of which the Trust's equity share was $365,000.

The Trust and NIRT are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, formerly known as Adams Properties Associates, which owns 32 industrial warehouse facilities. The Indcon partnership agreement requires the consent of both the Trust and NIRT for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in Indcon using the equity method.

In May 1994, Indcon sold one of its industrial warehouses for $4.4 million in cash. Indcon received net cash of $2.1 million, of which the Trust's equity share was $1.3 million, after the payoff of an existing mortgage with a principal balance of $1.8 million and the payment of a $133,000 prepayment penalty. Indcon recognized a gain of $962,000 on the sale, of which the Trust's equity share was $577,000.

Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method (unaudited):

                                                                             1994                1993
                                                                         ------------         -----------
 Real estate, net of accumulated
    depreciation ($19,318 in 1994 and
    $18,274 in 1993)  . . . . . . . . . . . . . . . . . . . . . . .      $     46,416         $    50,781
 Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .             4,398               5,926
 Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           (25,757)            (28,569)
 Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .              (335)             (1,209)
                                                                         ------------         -----------
 Partners' capital  . . . . . . . . . . . . . . . . . . . . . . . .      $     24,722         $    26,929
                                                                         ============         ===========


                                                         1994               1993                 1992
                                                      -----------        ------------         -----------
 Rentals  . . . . . . . . . . . . . . . . . . . .     $     7,322        $      7,082         $     7,567
 Depreciation   . . . . . . . . . . . . . . . . .          (2,271)             (2,016)             (1,697)
 Property operations  . . . . . . . . . . . . . .          (2,772)             (2,720)             (3,037)
 Interest   . . . . . . . . . . . . . . . . . . .          (2,747)             (3,050)             (2,973)
                                                      -----------        ------------         -----------
 (Loss) before gain on sale
    of real estate  . . . . . . . . . . . . . . .            (468)               (704)               (140)
 Gain on sale of real estate  . . . . . . . . . .             962               1,216                 -
                                                      -----------        ------------         -----------
 Net income (loss)  . . . . . . . . . . . . . . .     $       494        $        512         $      (140)
                                                      ===========        ============         ===========

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

                                                           1994                                1993
                                           ----------------------------------     --------------------------------
                                              Estimated                            Estimated
                                                 Fair               Book              Fair             Book
                                                Value              Value              Value            Value
                                           ---------------      -------------     -------------     --------------
 Notes payable  . . . . . . . . . . . .    $        91,936      $      97,680     $      74,532     $       74,370
                                           ===============                        =============
 Interest payable   . . . . . . . . . .                                   572                                  416
                                                                -------------                       --------------
                                                                $      98,252                       $       74,786
                                                                =============                       ==============

Scheduled principal payments on notes payable are due as follows:

 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        4,387
 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,884
 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,589
 1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,492
 1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,584
 Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             45,744
                                                                                                    --------------
                                                                                                    $       97,680
                                                                                                    ==============

Notes payable at December 31, 1994 bear interest at rates ranging from 3.0% to 10.8% and mature between 1995 and 2024. These notes payable are nonrecourse and are collateralized by deeds of trust on real estate with a carrying value of $132.1 million.

In February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. The Trust is attempting to negotiate with the lender to modify the mortgage. However, there can be no assurance that such negotiations will be successful or that the Trust will continue to own the property. Accordingly, as of December 31, 1994, the carrying value of the property was written down by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage.

In January 1994, the Trust obtained mortgage financing secured by the previously unencumbered Park Lane Apartments in Dallas, Texas, in the amount of $1.3 million. The Trust received net cash of $1.1 million. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the financing. The $1.3 million mortgage bears interest at a rate of 8.66% per annum through January 2004 and at a variable rate thereafter and requires monthly payments of principal and interest, currently $10,000. The note matures in February 2019.

In April 1994, the Trust obtained mortgage financing secured by the previously unencumbered Southgate Apartments in Roundrock, Texas, in the

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES AND INTEREST PAYABLE (Continued)

amount of $3.0 million. The Trust received net cash of $2.9 million. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the financing. The $3.0 million mortgage bears interest at a rate of 9.625% per annum, requires monthly payments of principal and interest of $26,000 and matures in May 2004.

In May 1994, the Trust obtained mortgage financing secured by the previously unencumbered 4242 Cedar Springs Apartments in Dallas, Texas, in the amount of $1.4 million. The Trust received net cash of $1.3 million after the payment of various closing costs associated with the financing. The $1.4 million mortgage bears interest at a rate of 9.9% per annum, requires monthly payments of principal and interest of $13,000 and matures in June 2004.

In July 1994, the Trust obtained new mortgage financing secured by the Stone Oak Place Apartments in San Antonio, Texas, in the amount of $3.3 million. The Trust received net cash of $577,000 after the payoff of $2.5 million in existing mortgage debt that was scheduled to mature in April 1995. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new $3.3 million mortgage bears interest at a rate of 9.9% per annum, requires monthly principal and interest payments of $31,000 and matures in August 2004.

In December 1994, the Trust obtained mortgage financing secured by the previously unencumbered Willow Creek Apartments in El Paso, Texas, in the amount of $1.8 million. The Trust received net cash of $1.6 million after the payment of various closing costs associated with the financing. The $1.8 million mortgage bears interest at a rate of 10.25% per annum, requires monthly payments of principal and interest of $17,000 and matures in January 2002.

In September 1993, the Trust obtained mortgage financing secured by the previously unencumbered El Chapparal Apartments in San Antonio, Texas, in the amount of $2.7 million. The Trust received net cash of $2.4 million. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the financings.

NOTE 8.  DISTRIBUTIONS

In January 1993, the Trust's Board of Trustees approved the resumption of the payment of quarterly distributions to shareholders. In 1994, the Trust paid distributions of $.60 per share of beneficial interest aggregating $1.8 million. In 1993, the Trust paid distributions of $.50 per share of beneficial interest aggregating $1.5 million.

No distributions were declared or paid in 1992.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 8.  DISTRIBUTIONS (Continued)

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1994 and 1993 represented a return of capital.

NOTE 9.  ADVISORY AGREEMENT

Basic Capital Management, Inc. ("BCM" or the "Advisor") has served as advisor to the Trust since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992, as director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

At the Trust's annual meeting of shareholders held on March 7, 1995, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the Advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Trust's Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Trust's Board of Trustees.

The Advisory Agreement also requires prior approval of the Trust's Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains a broad standard governing the Advisor's liability for losses by the Trust; and contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Trust and other entities it advises.

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Trust's net income.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.   ADVISORY AGREEMENT (Continued)

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Trust during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Trust's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Trust, and (iii) all closing costs, (including real estate commissions) incurred in the sale of such property; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Trust's net investment including capital improvements, calculated over the Trust's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned by the Trust for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement, BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Trust equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property; provided that the aggregate purchase price of each property (including acquisition fees and all real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Trust or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Trust equal to the lesser of (i) 1% of the amount of the loan purchased or (ii) a loan brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding by the Trust of any mortgage loan.

Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties equal to the

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.   ADVISORY AGREEMENT (Continued)

lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Trust's Board of Trustees. No fee shall be paid on loan extensions.

Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Trust.

Under the Advisory Agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1994, 1993 or 1992.

Additionally, if the Trust were to request that BCM render services to the Trust other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. "PROPERTY MANAGEMENT", the Trust has hired Carmel Realty Services, Ltd. ("Carmel", Ltd.), an affiliate of BCM, to provide property management for the Trust's properties and, as discussed in NOTE 11. "REAL ESTATE BROKERAGE" the Trust has engaged Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, on a non-exclusive basis, to provide brokerage services for the Trust.

NOTE 10.   PROPERTY MANAGEMENT

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Trust's commercial properties and the industrial warehouse facilities owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty, which is owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 11.   REAL ESTATE BROKERAGE

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the terms of the advisory agreement. Effective December 1, 1992, the Trust's Board of Trustees approved the non-exclusive engagement by the Trust of Carmel Realty to perform brokerage services for the Trust. Carmel Realty is entitled to receive a commission for property acquisitions and sales by the Trust in accordance with the following sliding scale of total fees to be paid by the Trust: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million - $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million - $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and,
(iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.


NOTE 12.   ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Trust's advisor, and its affiliates:

                                                          1994               1993                 1992
                                                       ----------          ---------            ---------
 Fees
    Advisory  . . . . . . . . . . . . . . . . . . .    $    1,326          $   1,160            $   1,173
    Real estate and mortgage
      brokerage commissions . . . . . . . . . . . .         1,580                719                  718
    Property and construction
      management fees and
      leasing commissions*  . . . . . . . . . . . .           570                296                  209
                                                       ----------          ---------            ---------
                                                       $    3,476          $   2,175            $   2,100
                                                       ==========          =========            =========

 Cost reimbursements  . . . . . . . . . . . . . . .    $      524          $     453            $     499
                                                       ==========          =========            =========

________________________

* Net of property management fees paid to subcontractors, other than Carmel Realty.


NOTE 13.   RENTALS UNDER OPERATING LEASES

The Trust's rental operations include the leasing of office buildings, industrial facilities and shopping centers. The leases thereon

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 13.    RENTALS UNDER OPERATING LEASES (Continued)

expire at various dates through 2005. The following is a schedule of minimum future rentals on non-cancelable operating leases as of December 31, 1994:

    1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     5,565
    1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,553
    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,447
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,106
    1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             894
    Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,248
                                                                                    -----------
                                                                                    $    20,813
                                                                                    ===========

NOTE 14.    INCOME TAXES

For the years 1994, 1993 and 1992, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DISTRIBUTIONS."

The Trust had a loss for federal income tax purposes in 1994, 1993 and 1992; therefore, the Trust recorded no provision for income taxes.

The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1994, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $2.1 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1994, the Trust had a tax net operating loss carryforward of $50.5 million expiring through 2009.

As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Trust, together with Income Opportunity Realty Trust ("IORT"), NIRT and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 15.    COMMITMENTS AND CONTINGENCIES (Continued)

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Modification is January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Trust's Board of Trustees and sets forth new requirements for the approval of any transactions with affiliates over the next five years. In addition, BCM, the Trust's advisor, Mr. Phillips and William S. Friedman, the President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, IORT, NIRT and TCI, of which the Trust's share is $750,000. The Trust received $187,000 in May 1994. The remaining $563,000 is to be paid in 18 monthly installments which began February 1, 1995.

Under the Modification, the Trust, IORT, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, IORT, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, any related party transaction which the Trust may enter into prior to April 27, 1999, will require the unanimous approval of the Trust's Board of Trustees. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, IORT, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.    COMMITMENTS AND CONTINGENCIES (Continued)

Other litigation. The Trust is also involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition.

                    CONTINENTAL MORTGAGE AND EQUITY TRUST           SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1994

                                                                    Cost
                                                                 Capitalized
                                                                 Subsequent
                                                                     to           Gross Amounts of Which Carried
                                     Initial Cost to Trust       Acquisition              at End of Year
                                     ---------------------       -----------   -----------------------------------
                                               Buildings &                                Buildings &
Property/Location      Encumbrances   Land    Improvements      Improvements   Land       Improvements    Total(1)
-----------------      ------------   ----    ------------      ------------   ----       ------------    --------
                                                     (dollars in thousands)
Properties Held for Investment
------------------------------

APARTMENTS
----------
Apple Creek...........    $   -      $  167      $   946           $  107    $   167        $ 1,053       $  1,220
   Dallas, TX
Camelot...............      3,091     1,230        2,870               87      1,230          2,957          4,187
   Largo, FL
Cedar Springs.........      1,443       372        1,117              -          372          1,117          1,489
   Dallas, TX
Country Crossings.....      2,709       772        2,444               92        772          2,536          3,308
   Tampa, FL
Edgewood..............      6,707       598        6,872            1,446        598          8,318          8,916
   Lansing, IL
El Chapparal..........      2,698       279        2,821              395        279          3,216          3,495
   San Antonio, TX
Fairways..............      1,193       657        1,532               97        657          1,629          2,286
   Longview, TX
Fountain Lake.........      2,496       861        2,585              -          861          2,585          3,446
   Texas City, TX
McCallum Crossing.....      6,280     2,005        6,017              -        2,005          6,017          8,022
   Dallas, TX
Park Avenue...........        -         224          674              -          224            674            898
   Clute, TX
Park Lane.............      1,238       175          978               80        175          1,058          1,233
   Dallas, TX
Parkwood Knoll........      5,176     1,659        4,975              -        1,659          4,975          6,634
   San Bernardino, CA
Pierce Tower..........      1,972       566        2,262              -          566          2,262          2,828
   Denver, CO
Ravenswood............        -         130          897            1,219        130          2,116          2,246
   Stratford, NJ
Rivertree.............        763       266        1,063              541        266          1,604          1,870
   Hurst, TX
Somerset..............      2,643       936        2,810              -          936          2,810          3,746
   Texas City, TX
Southgate Square......      2,983       347        1,967              181        347          2,148          2,495
   Round Rock, TX
Stone Oak.............      3,286       649        2,598               98        649          2,696          3,345
   San Antonio, TX
Sunset Towers.........     14,195     4,143       16,554             (510)     4,143         16,044         20,187
   San Francisco, CA
The Pines.............      5,394     1,348        5,394              -        1,348          5,394          6,742
   Gainesville, FL
Willow Creek..........      1,850       608        1,832              -          608          1,832          2,440
   El Paso, TX

                                                                   Life On Which
                                                                   Depreciation
                                                                     in Latest
                                                                     Statement
                        Accumulated     Date of       Date         of Operations
Property/Location      Depreciation   Construction  Acquired        is Computed
-----------------      ------------   ------------  --------        -----------
Properties Held for Investment
------------------------------

APARTMENTS
----------
Apple Creek...........     $  138        1971         Dec-90         5-40 years
   Dallas, TX
Camelot...............        119        1975         Aug-93         5-40 years
   Largo, FL
Cedar Springs.........         70        1984         Jun-92         5-40 years
   Dallas, TX
Country Crossings.....        132        1973         Apr-93         5-40 years
   Tampa, FL
Edgewood..............      2,238        1972         Aug-87         5-40 years
   Lansing, IL
El Chapparal..........        833        1963         Jan-88         5-40 years
   San Antonio, TX
Fairways..............         91        1980         Mar-93         5-40 years
   Longview, TX
Fountain Lake.........         58        1975         Feb-94         5-40 years
   Texas City, TX
McCallum Crossing.....        126        1985         Mar-94         5-40 years
   Dallas, TX
Park Avenue...........         10        1981         Jun-94         5-40 years
   Clute, TX
Park Lane.............        144        1972         Dec-90         5-40 years
   Dallas, TX
Parkwood Knoll........         52        1986         Aug-94         5-40 years
   San Bernardino, CA
Pierce Tower..........         19        1958         Sep-94         5-40 years
   Denver, CO
Ravenswood............        940        1964         Feb-86         5-40 years
   Stratford, NJ
Rivertree.............        468        1965         Sep-90         5-40 years
   Hurst, TX
Somerset..............         76        1985         Dec-93         5-40 years
   Texas City, TX
Southgate Square......        286        1983         Apr-91         5-40 years
   Round Rock, TX
Stone Oak.............        388        1978         Mar-90         5-40 years
   San Antonio, TX
Sunset Towers.........      1,406        1961         Aug-91         5-40 years
   San Francisco, CA
The Pines.............         11        1972         Dec-94         5-40 years
   Gainesville, FL
Willow Creek..........         31        1972         May-94         5-40 years
   El Paso, TX

                     CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION         (Continued)
                               December 31, 1994

                                                                    Cost
                                                                 Capitalized
                                                                 Subsequent
                                                                     to           Gross Amounts of Which Carried
                                     Initial Cost to Trust       Acquisition               at End of Year
                                     ---------------------       -----------   -----------------------------------
                                               Buildings &                                Buildings &
Property/Location      Encumbrances   Land    Improvements      Improvements   Land       Improvements    Total(1)
-----------------      ------------   ----    ------------      ------------   ----       ------------    --------
                                                     (dollars in thousands)
Properties Held for Investment - (Continued)
------------------------------

INDUSTRIAL FACILITIES
---------------------
McLeod Commerce Center    $ 2,196    $  673      $ 2,693           $  -      $   673        $ 2,693       $  3,366
   Orlando, FL
Northgate Distribution      3,204       876        3,505              176        876          3,681          4,557
   Marietta, GA

OFFICE  BUILDINGS
-----------------
Genesee Towers........      8,821       212       10,367           (1,092)       212          9,275          9,487
   Flint, MI
 NASA..................       -         410        3,319             (524)       410          2,795          3,205
   Houston, TX
Tollhill West.........      5,378     1,634        6,538              499      1,634          7,037          8,671
   Dallas, TX
Windsor Plaza.........        873     1,429        4,441             (812)     1,429          3,629          5,058
   Windcrest, TX

SHOPPING CENTERS
----------------
Builders Square.......      1,426     1,160        1,740              -        1,160          1,740          2,900
   St. Paul, MN
Rio Pinar.............      6,182     3,190        5,205               84      3,190          5,289          8,479
   Orlando, FL            -------    ------      -------           ------    -------        -------       --------


                           94,197    27,576      107,016            2,164     27,576        109,180        136,756
                          -------    ------      -------           ------    -------        -------       --------

Properties Held for Sale
------------------------

APARTMENTS
----------
Circletree............      1,953     1,626        6,544              -        1,626          6,544          8,170
   Waukegan, IL
Forest Ridge..........        -         212          849               70        212            919          1,131
   Denton, TX
Quail Oaks............        -          90        2,160               92         90          2,252          2,342
   Balch Springs, TX
Shadowridge...........        -          85          338              138         85            476            561
   Rock Springs, WY
Woodbridge............      1,054       899        2,099              -          899          2,099          2,998
   Westminster, CO

INDUSTRIAL FACILITY
-------------------
Ogden.................        -          52        1,568              207         52          1,775          1,827
   Ogden, UT


                                                                    Life On Which
                                                                    Depreciation
                                                                      in Latest
                                                                      Statement
                         Accumulated     Date of       Date         of Operations
Property/Location       Depreciation   Construction  Acquired        is Computed
-----------------       ------------   ------------  --------        -----------
Properties Held for Investment - (Continued)
------------------------------

INDUSTRIAL FACILITIES
---------------------
McLeod Commerce Center      $   22        1985         Sep-94         5-40 years
   Orlando, FL
Northgate Distribution         114        1987         Nov-93         5-40 years
   Marietta, GA

OFFICE  BUILDINGS
-----------------
Genesee Towers........         613        1968         Oct-92         5-40 years
   Flint, MI
 NASA.................         897        1979         Oct-85         5-40 years
   Houston, TX
Tollhill West.........         759        1984         Jun-91         5-40 years
   Dallas, TX
Windsor Plaza.........       1,440        1984         Nov-86         5-40 years
   Windcrest, TX

SHOPPING CENTERS
----------------
Builders Square.......         149        1972         Aug-91         5-40 years
   St. Paul, MN
Rio Pinar.............         420        1984         Dec-91         5-40 years
   Orlando, FL              ------

                            12,050
                            ------

Properties Held for Sale
------------------------

APARTMENTS
----------
Circletree............          41        1969         Sep-94         5-40 years
   Waukegan, IL
Forest Ridge..........         117        1975         Nov-91         5-40 years
   Denton, TX
Quail Oaks............         592        1982         Feb-87         5-40 years
   Balch Springs, TX
Shadowridge...........          66        1973         Jan-91         5-40 years
   Rock Springs, WY
Woodbridge............          13        1968         Sep-94         5-40 years
   Westminster, CO

INDUSTRIAL FACILITY
-------------------
Ogden.................         564        1979         Jan-86         5-40 years
   Ogden, UT

                     CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION          (Continued)
                               December 31, 1994

                                                                    Cost
                                                                 Capitalized
                                                                 Subsequent
                                                                     to           Gross Amounts of Which Carried
                                     Initial Cost to Trust       Acquisition               at End of Year
                                     ---------------------       -----------   -----------------------------------
                                               Buildings &                                Buildings &
Property/Location      Encumbrances   Land    Improvements      Improvements   Land       Improvements    Total(1)
-----------------      ------------   ----    ------------      ------------   ----       ------------    --------
                                                     (dollars in thousands)
PROPERTIES HELD FOR SALE - (Continued)

OFFICE  BUILDING
----------------
Pinemont Office.......    $   476    $  175      $   526           $  -      $   175        $   526       $    701
   Houston, TX

LAND
----
Del Ray Forum.........        -       1,202          -                 12      1,214             -           1,214
   Miami, FL
Northwest Crossing....        -       1,238          -                -        1,238             -           1,238
   Houston, TX
Round Mt..............        -       5,740          -                 94      5,834             -           5,834
   Austin, TX

Other.................        -         -             51              -          -                51            51
                          -------   -------     --------           ------    -------        --------      --------

                            3,483    11,319       14,135              613     11,425          14,642        26,067
                          -------   -------     --------           ------    -------        --------      --------


                          $97,680   $38,895     $121,151           $2,777    $39,001        $123,822       162,823
                          =======   =======     ========           ======    =======        ========


Allowance for estimated losses                                                                              (5,125)
                                                                                                          --------
                                                                                                          $157,698
                                                                                                          ========


                                                                   Life On Which
                                                                   Depreciation
                                                                   in Latest
                                                                    Statement

                        Accumulated     Date of       Date         of Operations
Property/Location      Depreciation   Construction  Acquired        is Computed
-----------------      ------------   ------------  --------        -----------

PROPERTIES HELD
FOR SALE -
(Continued)

OFFICE  BUILDING
----------------
Pinemont Office.......     $   14        1979         Dec-93         5-40 years
   Houston, TX

LAND
----
Del Ray Forum.........         -          -           May-86             -
   Miami, FL
Northwest Crossing....         -          -           Dec-93             -
   Houston, TX
Round Mt..............         -          -           Dec-86             -
   Austin, TX

Other.................           2                     1992          5-40 years
                           -------

                             1,409
                           -------


                           $13,459
                           =======




_____________________________

(1) The aggregate cost for federal income tax purposes is $165,261.

                                                                    SCHEDULE III
                                                                     (Continued)


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION




                                                              1994                 1993                 1992
                                                         ---------------       --------------      ---------------
                                                                          (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1, . . . . . . . . . . . . . . .      $       121,861       $      102,575      $        91,641

 Additions
    Acquisitions and improvements   . . . . . . . .               35,107               18,608               12,950
    Foreclosures  . . . . . . . . . . . . . . . . .               11,242                  -                  1,628
    Settlement of note receivable   . . . . . . . .                   -                 1,939                  -

 Deductions
    Sales   . . . . . . . . . . . . . . . . . . . .               (3,558)              (1,261)                (894)
    Permanent write-downs   . . . . . . . . . . . .               (1,229)                 -                 (2,750)
    Refund of excess acquisition
       fees . . . . . . . . . . . . . . . . . . . .                 (600)                 -                    -
                                                         ---------------       --------------      ---------------


Balance at December 31, . . . . . . . . . . . . . .      $       162,823       $      121,861      $       102,575
                                                         ===============       ==============      ===============


Reconciliation of Accumulated
 Depreciation

Balance at January 1, . . . . . . . . . . . . . . .      $        10,378       $        8,018      $         6,140

 Additions
    Depreciation  . . . . . . . . . . . . . . . . .                3,214                2,431                2,020

 Deductions
    Sales   . . . . . . . . . . . . . . . . . . . .                 (133)                 (71)                (142)
                                                         ---------------       --------------      ---------------


Balance at December 31, . . . . . . . . . . . . . .      $        13,459       $       10,378      $         8,018
                                                         ===============       ==============      ===============

                                                                     SCHEDULE IV

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994

                                            Interest  Maturity
  Description                                 Rate      Date               Periodic Payment Terms
---------------                              ------   --------   --------------------------------------------------
FIRST MORTGAGE LOANS

Alderwood                                     9.50%    10/95     Monthly interest only payments.
---------
secured by apartment
complex in Detroit, MI.

Buena Vista Office                           12.00%     7/93     Monthly principal and interest payments
------------------                                                  of $8,870.
secured by office
building in
Titusville, FL.

Country Elms                                  8.00%     5/02     Monthly interest only payments through
------------                                                        June 1993.  Monthly principal and interest
secured by mobile home                                              payments of $3,154 beginning July 1993.
park in Galesburg, IL.

Cypress Creek                                 8.00%     2/09     Monthly payments of principal and interest.
-------------                                  to
secured by office                             9.00%
building in Ft.
Lauderdale, FL.

Driftwood                                     5.00%     5/01     Monthly interest only payments.  Unpaid
---------                                      to                   accrued interest is compounded to principal
secured by apartment                         10.00%                 monthly.
complex in Detroit, MI.

English Hills                                 8.50%     6/99     Monthly payments of interest only through June
-------------                                  to                   1995.  Monthly payments of principal and
secured by apartment                          9.00%                 interest thereafter.  $25,000 principal pay-
complex in Tampa, FL.                                               ment due June 1997.


Forest Ridge                                  7.50%     5/01     Monthly payments of principal and interest.
------------                                   to
secured by shopping                           8.30%
center in Denton, TX.

Golden Pond Apartments                        7.50%     7/97     Monthly interest only payments.
----------------------                         to
secured by apartment                          9.50%
complex in Phoenix, AZ.

Henderson County Ranch                       12.50%    11/95     Interest and $200,000 principal payment due
----------------------                                              November 1,1994.
secured by ranch in
Henderson County, TX.

Residential - various                        10.00%     2/05     Monthly fixed principal and
---------------------                          to        to      interest payments.
7 mortgages secured                          11.50%    11/20
by 7 homes in AZ, MA,
CO and HI.


                                                                    Carrying Amounts   Principal Amount of
                                                                      of Mortgage       Loans Subject to
                                             Prior     Face Amount  Net of Discount/   Delinquent Principal
  Description                                Liens     of Mortgage     Premium(1)          or Interest
---------------                             -------    -----------  ----------------   --------------------
                                                                (dollars in thousands)
FIRST MORTGAGE LOANS

Alderwood                                   $   -         $1,541         $ 1,541            $1,541
---------
secured by apartment
complex in Detroit, MI.

Buena Vista Office                              -            700             700               700
------------------
secured by office
building in
Titusville, FL.

Country Elms                                    -            380             290               -
------------
secured by mobile home
park in Galesburg, IL.

Cypress Creek                                   -          1,800           1,414               -
-------------
secured by office
building in Ft.
Lauderdale, FL.

Driftwood                                       -          1,059             891               891
---------
secured by apartment
complex in Detroit, MI.

English Hills                                   -            590             586               -
-------------
secured by apartment
complex in Tampa, FL.


Forest Ridge                                    -            365             358               -
------------
secured by shopping
center in Denton, TX.

Golden Pond Apartments                          -            990             992               -
----------------------
secured by apartment
complex in Phoenix, AZ.

Henderson County Ranch                          -          1,500           1,400             1,400
----------------------
secured by ranch in
Henderson County, TX.

Residential -   various                         -            754             667               -
---------------------
7 mortgages secured
by 7 homes in AZ, MA,
CO and HI.

                                                                     SCHEDULE IV
                                                                     (Continued)



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994





                                            Interest  Maturity
  Description                                 Rate      Date               Periodic Payment Terms
---------------                              ------   --------   --------------------------------------------------
JUNIOR MORTGAGE LOANS

Aspen Village                                Prime      4/92     Monthly interest payments
-------------
secured by townhomes                         +1.50%
in Hartland, WI.


                                                                    Carrying Amounts   Principal Amount of
                                                                      of Mortgage       Loans Subject to
                                             Prior     Face Amount  Net of Discount/   Delinquent Principal
  Description                                Liens     of Mortgage     Premium(1)          or Interest
---------------                             -------    -----------  ----------------   --------------------
                                                                 (dollars in thousands)
JUNIOR MORTGAGE LOANS

Aspen Village                               $ 3,400       $2,150         $ 2,150            $2,150
-------------
secured by townhomes
in Hartland, WI.

                                            -------       ------         -------            ------

                                            $15,739       34,206          10,989            $6,682
                                            =======       ======                            ======

Interest receivable                                                          293

Deferred gain                                                                (67)
                                                                         -------

                                                                          11,215

Allowance for estimated losses                                            (4,098)
                                                                         -------

                                                                         $ 7,117
                                                                         =======

__________________________

(1) The aggregate cost for federal income tax purposes is $11,696.

                                                                     SCHEDULE IV
                                                                     (Continued)


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                         MORTGAGE LOANS ON REAL ESTATE



                                                              1994                 1993                 1992
                                                         ---------------       --------------      ---------------
                                                                           (dollars in thousands)
Balance at January 1, . . . . . . . . . . . . . . . .    $        33,983       $       36,277      $        42,424

 Additions
    Funding or purchase of notes
       receivable . . . . . . . . . . . . . . . . . .                -                     52                  300
    Loans from sales of properties  . . . . . . . . .                365                  631                  380
    Loan received in satisfaction
       of profit participation, net
       of discount  . . . . . . . . . . . . . . . . .              1,414                  -                    -
    Amortization of
       discount/(premium) . . . . . . . . . . . . . .                (93)                (232)                (262)

 Deductions
    Collections of principal  . . . . . . . . . . . .             (5,585)              (1,743)              (1,187)
    Foreclosures and transfer of
       title to senior lienholder . . . . . . . . . .            (10,095)                (993)              (1,616)
    Prior existing loan assumed by
       by borrower  . . . . . . . . . . . . . . . . .             (9,000)                 -                 (3,868)
    Other   . . . . . . . . . . . . . . . . . . . . .                -                     (9)                 106
                                                         ---------------       --------------      ---------------


Balance at December 31, . . . . . . . . . . . . . . .    $        10,989       $       33,983      $        36,277
                                                         ===============       ===============     ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                      ___________________________________

                                    PART III

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of Continental Mortgage and Equity Trust (the "Trust" or the "Registrant") are managed by a seven- member Board of Trustees. The Trustees are elected at the annual meeting of shareholders or appointed by the incumbent Board of Trustees and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor") their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Trustee, means that the Trustee is an officer, director or employee of the Advisor or an officer or employee of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer or employee of the Trust nor a director, officer or employee of the Advisor, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships".

GEOFFREY C. ETNIRE:  Age 46, Trustee (Independent) (since January 1993).

            Attorney engaged in private practice of real estate law in Pleasanton, California (since 1981); Licensed Real Estate Broker in California (since 1985); Director (1985 to 1989) of Mission Valley Bancorp; Director (1984 to 1989) and Chairman (1986 to 1989) of Bank of Pleasanton; Managing Partner (1981 to 1988) with Smith, Etnire, Polson & Scott law firm; Trustee (January 1993 to March
            1995) of National Income Realty Trust ("NIRT"); Trustee (since January 1993) of Income Opportunity Realty Trust ("IORT"); and Director (since January 1993) of Transcontinental Realty Investors, Inc. ("TCI").

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Trustees (Continued)

HAROLD FURST, PH.D.:  Age 78, Trustee (Independent) (since January 1995).

            Executive Vice President (since 1992) of SONY Signatures; Independent business consultant (since 1975) with emphasis on economic and financial matters; President (1973 to 1975) of Gerson Bakar & Associates, a property development, ownership and management company; Former Senior Vice President of Bank of America, N.T. and S.A. (retired 1972); Trustee (since January 1995) of IORT; and Director (since January 1995) of TCI.


JOHN P. PARSONS:  Age 66, Trustee (Independent) (since January 1995).

            Chairman and Chief Executive Officer (since 1984) of Pierpont Corporation; Director of Zentrum Holdings Limited (NZ) (since
            1984), the Pickford Foundation (since 1980), International Divertissments, Ltd. (since 1986), and Lifehouse International, Ltd.(since 1990); Trustee (since January 1995) of IORT; and Director (since January 1995) of TCI.

BENNETT B. SIMS:  Age 62, Trustee (Independent) (since April 1990).

            Producer (since January 1994) for Blue Train Pictures; Author (since 1964); Screen and Television Writer (since 1960); Independent Marketing Consultant (since 1980) for various companies; Professor of Dramatic Writing (since September 1987) at Tisch School of the Arts, New York University; Trustee (April 1990 to August 1994) of NIRT; Trustee (December 1992 to August 1994) of Vinland Property Trust ("VPT"); Trustee (since April 1990) of IORT; and Director (since April 1990) of TCI.

TED P. STOKELY: Age 61, Trustee (Independent) (since April 1990) and Chairman of the Board (since January 1995).

            General Manager (since January 1993) of Minority and Elderly Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (April 1990 to August 1994) of NIRT; Trustee (since April 1990) and Chairman of the Board (since January 1995) of IORT; and Director (since April 1990) and Chairman of the Board (since January 1995) of TCI.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Trustees (Continued)

MARTIN L. WHITE:  Age 55, Trustee (Independent) (since January 1995).

            Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since
            1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; Trustee (since January 1995) of IORT; and Director (since January 1995) of TCI.

EDWARD G. ZAMPA:  Age 60, Trustee (Independent) (since January 1995).

            General Partner (since 1976) of Edward G. Zampa and Company; Trustee (since January 1995) of IORT; and Director (since January
            1995) of TCI.

Litigation and Claims Involving Mr. Phillips

Gene E. Phillips served as a Trustee of the Trust until December 22, 1992, and as a director until December 31, 1989 and Chief Executive Officer until September 1, 1992 of BCM. Although Mr. Phillips no longer serves as an officer or director of BCM or as a Trustee of the Trust, he does serve as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services for the Trust.

Southmark Bankruptcy. Until January 1989, Mr. Phillips served as Chairman of the Board and Director (since 1980) and President and Chief Executive Officer (since 1981) of Southmark Corporation ("Southmark"). As a result of a deadlock on Southmark's Board of Directors, Mr. Phillips, among others, reached an agreement with Southmark on January 17, 1989, whereby Mr. Phillips resigned his positions with Southmark and certain of Southmark's subsidiaries and affiliates. Southmark filed a voluntary petition in bankruptcy under Chapter 11 of the United States Bankruptcy Code on July 14, 1989.

San Jacinto Savings Association. On November 30, 1990, San Jacinto Savings Association ("SJSA"), a savings institution that had been owned by Southmark since 1983 and for which Mr. Phillips served as a director from 1987 to January 1989, was placed under conservatorship of the Resolution Trust Corporation ("RTC") by federal banking authorities. On December 14, 1990, SJSA was converted into a Federal Association and placed in receivership. On November 26, 1993, the RTC filed lawsuits in Dallas and New York City against Mr. Phillips, six former directors, auditors and lawyers of SJSA, alleging that the auditors and former directors could and should have stopped SJSA's poor lending practice during the period it was owned by Southmark and that the former

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Litigation and Claims Involving Mr. Phillips (Continued)

directors abdicated their responsibility for reviewing loans during the same period. The Office of Thrift Supervision ("OTS") also conducted a formal examination of SJSA and its affiliates.

On November 21, 1994, Mr. Phillips entered into an agreement with the RTC and OTS settling all claims relating to his involvement with SJSA.

Litigation Against Southmark and its Affiliates Alleging Fraud or Mismanagement. There were several lawsuits filed against Southmark, its former officers and directors (including Mr. Phillips) and others, alleging, among other things, that such persons and entities engaged in conduct designed to defraud and mislead the investing public by intentionally misrepresenting the financial condition of Southmark. All such lawsuits have been settled or dismissed without any findings or admissions of wrongdoing by Mr. Phillips.
THE TRUST WAS NOT A DEFENDANT IN ANY OF THESE LAWSUITS.

Litigation Relating to Lincoln Savings and Loan Association, F.A. In an action filed in the United States District Court for the District of Arizona on behalf of Lincoln Savings and Loan Association, F. A. ("Lincoln"), and captioned RTC
v. Charles H. Keating, Jr., et al., the RTC alleged that Charles H. Keating, Jr. and other persons, including Mr. Phillips, fraudulently diverted funds from Lincoln.

The RTC alleged that Mr. Phillips aided and abetted the insider defendants in a scheme to defraud Lincoln and its regulators; that Southmark, its subsidiaries and affiliates, including SJSA, facilitated and concealed the use of Lincoln funds to finance the sale, at inflated prices, of assets of Lincoln's parent, American Continental Corp. ("ACC"), in return for loans from Lincoln and participations in contrived transactions; and that the insider defendants caused Southmark to purchase ACC assets at inflated prices. The RTC alleged that Lincoln and/or ACC engaged in three illegal transactions with Southmark or its affiliates while Mr. Phillips was affiliated with Southmark. Southmark was not a defendant in this action.

The RTC alleged nine separate causes of action against Mr. Phillips, including aiding and abetting the violation of, and conspiracy to violate, federal and state Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, violations of Arizona felony statutes, common law fraud, civil conspiracy and breach of fiduciary duty. The RTC sought to recover from the defendants more than $1 billion, as well as treble damages under the federal RICO statute, punitive damages of at least $100 million and attorneys' fees and costs.

On November 21, 1994, Mr. Phillips entered into an agreement with the RTC settling all claims relating to his involvement with Lincoln.

Southmark Partnership Litigation. One of Southmark's principal businesses was real estate syndication, and from 1981 to 1987 Southmark

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Litigation and Claims Involving Mr. Phillips (Continued)

raised over $500 million in investments from limited partners of several hundred limited partnerships. The following two lawsuits related to and involved such activities.

In an action filed in May 1992 in a Texas state court captioned HCW Pension Real Estate Fund, et al. v. Phillips et al., the plaintiffs, fifteen former Southmark related public limited partnerships, alleged that the defendants violated the partnership agreements by charging certain administrative costs and expenses to the plaintiffs. The complaint alleged claims for breach of fiduciary duty, fraud and conspiracy to commit to fraud and sought to recover actual damages of approximately $12.6 million plus punitive damages and attorneys' fees and costs. The defendants included, among others, Mr. Phillips. In October 1993, the court granted partial summary judgment in favor of Mr. Phillips on the plaintiffs' breach of fiduciary duty claims. Notice of non-suit in favor of Mr. Phillips was entered on March 9, 1994.

In an action filed in January 1993 in a Michigan state court captioned Van Buren Associates Limited Partnership, et al. v. Friedman, et al., the plaintiff, a former Southmark sponsored limited partnership, alleged a claim for breach of fiduciary duty in connection with the 1988 transfer of certain property by the partnership. The plaintiff sought damages in an unspecified amount, plus costs and attorneys' fees. The plaintiff also sought to quiet title to the property at issue. The defendants included, among others, Mr. Phillips. The lawsuit was settled in November 1994.

Board Committees

The Trust's Board of Trustees held eleven meetings during 1994. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the period that he served, except for Willie K. Davis and Randall K. Gonzalez, who each attended only one of the meetings held by the Audit Committee.

The Trust's Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Etnire (Chairman), Parsons, Stokely and White. The Audit Committee met twice during 1994.

The Trust's Board of Trustees does not have Nominating or Compensation
Committees.

Until January 11, 1995, the Trust's Board of Trustees had a Related Party Transaction Committee which reviewed and made recommendations to the Board of Trustees with respect to transactions involving the Trust

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Board Committees (Continued)

and any other party or parties related to or affiliated with the Trust, any of its Trustees or any of their affiliates, and a Litigation Committee which reviewed litigation involving Mr. Phillips. The members of each such committee were Independent Trustees of the Trust. During 1994, the Related Party Transaction Committee met eight times and the Litigation Committee met four times.

The Litigation Committee evaluated the nature and quality of the allegations made in any litigations or investigations involving Mr. Phillips in order to assess whether BCM should continue to act as the advisor to the Trust. The Litigation Committee, while not needing to duplicate the adjudicatory process, was required to conduct any investigation that was appropriate and necessary to discharge the above obligations.

The Related Party Transaction Committee and the Litigation Committee were formed in 1990 pursuant to the settlement of the Olive litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation." In December 1994, the court approved a Modification of Stipulation of Settlement which relieved the Trust of the requirement to maintain the two committees. Accordingly, both of the committees were terminated by the Trust's Board of Trustees on January 11, 1995.

Executive Officers

The following persons currently serve as executive officers of the Trust:
Oscar W. Cashwell, President; Karl L. Blaha, Executive Vice President and Director of Commercial Management; Bruce A. Endendyk, Executive Vice President; Randall M. Paulson, Executive Vice President; and Hamilton P. Schrauff, Executive Vice President and Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

OSCAR W. CASHWELL:  Age 67, President (since February 1994).

            President (since February 1994) of IORT and TCI; President and Director of Property and Asset Management (since January 1994) and Assistant to the President, Real Estate Operations (July 1989 to December 1993) of BCM; President (since February 1994) and Director (since March 1994) of Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), and a company owned by BCM; Assistant to the President, Real Estate Operations (March 1982 to June 1989) of Southmark; and Director (since November 1992) of American Realty Trust, Inc. ("ART").

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Executive Officers (Continued)

KARL L. BLAHA: Age 46, Executive Vice President and Director of Commercial Management (since April 1992).

            President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to September 1993) of ART; Executive Vice President and Director of Commercial Management (since April 1992) of BCM, SAMI, IORT and TCI; Executive Vice President (since October 1992) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by Syntek West, Inc. ("SWI"); Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and VPT; Partner - Director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988).

BRUCE A. ENDENDYK:  Age 46, Executive Vice President (since January 1995).

            President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, ART, IORT and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.

RANDALL M. PAULSON:  Age 48, Executive Vice President (since January 1995).

            Executive Vice President (since January 1995) of SAMI, ART, IORT and TCI and (since October 1994) of BCM; Vice President (1993 to
            1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.

HAMILTON P. SCHRAUFF: Age 59, Executive Vice President and Chief Financial Officer (since October 1991).

            Executive Vice President and Chief Financial Officer (since October
            1991) of BCM, SAMI, ART, IORT and TCI; Executive Vice President and Chief Financial Officer (October 1991 to February 1994) of NIRT and VPT; Executive Vice President - Finance of Partnership Investments, Hallwood Group (December 1990 to October 1991); Vice President - Finance and Treasurer (Octobe 1980 to October 1990) and Vice President - Finance (November 1976 to September 1980) of Texas Oil & Gas Corporation; and Assistant Treasurer - Finance Manager (February 1975 to October 1976) of Exxon U.S.A.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust: Thomas A. Holland, Senior Vice President and Chief Accounting Officer; Robert A. Waldman, Senior Vice President, General Counsel and Secretary; and Drew D. Potera, Treasurer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

THOMAS A. HOLLAND: Age 52, Senior Vice President and Chief Accounting Officer (since July 1990).

            Senior Vice President and Chief Accounting Officer (since July
            1990) of BCM, SAMI, ART, IORT and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since
            1970).

ROBERT A. WALDMAN: Age 42, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (since December 1993).

            Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (since December 1993) of IORT and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to 1985) of Texas International Company (oil and gas); and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Officers (Continued)

DREW D. POTERA:  Age 35, Treasurer (since December 1990).

            Treasurer (since December 1990) of IORT and TCI; Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February
            1992) of SAMI; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Trust has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during 1994. All of these filing requirements were satisfied by its Trustees and executive officers and ten percent holders. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisor under the supervision of the Trust's Board of Trustees. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities for the Trust. The advisor also serves as a consultant to the Trusts' Board of Trustees in connection with the business plan and investment policy decisions.

BCM has served as the Trust's advisor since March 1989. BCM is a corporation of which Messrs. Cashwell, Blaha, Endendyk, Paulson and Schrauff serve as executive officers. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Prior to December 22, 1989, Mr. Phillips also served as a director of BCM, and until September 1, 1992, as Chief Executive Officer of BCM. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

At the Trust's annual meeting of shareholders held on March 7, 1995, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales or acquisitions, lending, foreclosure and borrowing activity, and other investments, and the Advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Trust's Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Trust's Board of Trustees.

The Advisory Agreement also requires prior approval of the Trust's Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the Trust's shareholders; contains a broad standard governing the Advisor's liability for losses by the Trust; and contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Trust and other entities it advises.

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% per annum of the Trust's net income.

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Trust during such fiscal year exceeds the sum of: (i) the cost of each such property as originally recorded in the Trust's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (ii) capital improvements made to such assets during the period owned by the Trust, and (iii) all closing costs, (including real estate commissions) incurred in the sale of such property; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the Trust's net investment including capital improvements, calculated over the Trust's holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

operating income from all real estate owned by the Trust for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

Additionally, pursuant to the Advisory Agreement, BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Trust equal to the lesser of (i) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property; provided that the aggregate purchase price of each property (including acquisition fees and all real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (i) 2% of the amount of the loan committed by the Trust or (ii) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Trust equal to the lesser of (i) 1% of the amount of the loan purchased or (ii) a loan brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding by the Trust of any mortgage loan.

Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties equal to the lesser of (i) 1% of the amount of the loan or the amount refinanced or (ii) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Trust's Board of Trustees. No fee shall be paid on loan extensions.

Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Trust.

Under the Advisory Agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

value and net income of the Trust during such fiscal year. The operating expenses of the Trust did not exceed such limitation in 1994, 1993 or 1992.

Additionally, if the Trust were to request that BCM render services to the Trust other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", the Trust has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management for the Trust's properties. Also as discussed below, under "Real Estate Brokerage" the Trust has engaged Carmel Realty, also an affiliate of BCM, on a non-exclusive basis, to perform brokerage services for the Trust.

BCM may only assign the Advisory Agreement with the prior consent of the Trust.

The directors and principal officers of BCM are set forth below.

RYAN T. PHILLIPS:                      Director

OSCAR W. CASHWELL:                     President and Director of Property and
                                       Asset Management

KARL L. BLAHA:                         Executive Vice President and Director of
                                       Commercial Management

BRUCE A. ENDENDYK:                     Executive Vice President

RANDALL M. PAULSON:                    Executive Vice President

HAMILTON P. SCHRAUFF:                  Executive Vice President and Chief Financial
                                       Officer

CLIFFORD C. TOWNS, JR:                 Executive Vice President, Finance

STEPHEN R. YOUNG:                      Executive Vice President and Director of
                                       Acquisitions

THOMAS A. HOLLAND:                     Senior Vice President and Chief Accounting
                                       Officer

ROBERT A. WALDMAN:                     Senior Vice President, Secretary and General
                                       Counsel

DREW D. POTERA:                        Vice President, Treasurer and Securities
                                       Manager

Ryan T. Phillips is Gene E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

The Advisor (Continued)

children which owns BCM and, in such capacity, Mr. Phillips has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM.
The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and, (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Trust's commercial properties and the industrial warehouse facilities owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Real Estate Brokerage

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the terms of the advisory agreement. Effective December 1, 1992, the Trust's Board of Trustees approved the non-exclusive engagement by the Trust of Carmel Realty to perform brokerage services for the Trust. Carmel Realty is entitled to receive a commission for property acquisitions and sales by the Trust in accordance with the following sliding scale of total fees to be paid by the Trust: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million - $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million - $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and,
(iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

ITEM 11.    EXECUTIVE COMPENSATION

The Trust has no employees, payroll or benefit plans and pays no compensation to the executive officers of the Trust. The executive officers of the Trust who are also officers or employees of BCM, the Trust's Advisor, are compensated by the Advisor. Such executive officers of the Trust perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Item 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor" for a more detailed discussion of the compensation payable to BCM by the Trust.

The only remuneration paid by the Trust is to the Trustees who are not officers or directors of BCM or its affiliated companies. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the Trust's shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the Trust's advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. The Independent Trustees receive compensation in the amount of $6,000 per year, plus reimbursement for expenses. In addition, each Independent Trustee receives (i) $3,000 per year for each committee of the Trust's Board of Trustees on which he serves, (ii) $2,500 per year for each committee chairmanship and (iii) $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement of expenses.

During 1994, the Trust's Board of Trustees established a Screening Committee for the purpose of interviewing candidates for nomination to the Trust's Board of Trustees pursuant to the Modification of Stipulation of Settlement of the Olive Litigation. In connection with such services each member of the Screening Committee received a $5,000 fee.

During 1994, $91,500 was paid to the Independent Trustees in total Trustees' fees for all services, including the annual fee for service during the period June 1, 1994 through May 31, 1995, and 1994 special service fees as follows:
Willie K. Davis, $13,250; Geoffrey C. Etnire, $16,250; Randall K. Gonzalez, $10,500; Dan L. Johnston, $8,500; A. Bob Jordan, $10,250; Raymond V.J. Schrag, $8,750; Bennett B. Sims, $12,000; and Ted P. Stokely, $12,000.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1989 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.


                           COMPARISON OF FIVE YEAR
                           CUMULATIVE TOTAL RETURN

                                   (CHART)



======================================================================================================================
                                     1989             1990           1991            1992          1993           1994
----------------------------------------------------------------------------------------------------------------------
  THE TRUST                          100              60             110              99           213            259
----------------------------------------------------------------------------------------------------------------------
  S&P 500 INDEX                      100              97             126             136           150            152
----------------------------------------------------------------------------------------------------------------------
  REIT INDEX                         100              72             100             116           141            147
======================================================================================================================

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 17, 1995.

                                                      Amount and Nature
    Name and Address of                                 of Beneficial                           Percent of
     Beneficial Owner                                     Ownership                              Class (1)
---------------------------                           -----------------                         ----------
American Realty Trust, Inc.                                   1,029,010                           35.3%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc.                                  237,699                            8.1%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

_________________________

(1) Percentages are based upon 2,918,121 shares of beneficial interest outstanding at March 17, 1995.

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 17, 1995.

                                                      Amount and Nature
    Name and Address of                                 of Beneficial                           Percent of
     Beneficial Owner                                     Ownership                              Class (1)
---------------------------                           -----------------                         ----------
All Trustees and Executive                             1,266,709    (2)                           43.4%
Officers as a group
(12 individuals)

___________________________

* Less than 1%.

(1) Percentage is based upon 2,918,121 shares of beneficial interest issued and outstanding at March 17, 1995.

(2) Includes 1,029,010 shares owned by ART and 237,699 shares owned by BCM of which the executive officers of the Trust may be deemed to be beneficial owners by virtue of their positions as executive officers or director of ART and BCM. The Trust's executive officers disclaim beneficial ownership of such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain Business Relationships

In February 1989, the Trust's Board of Trustees voted to retain BCM as the Trust's advisor. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM is a company of which Messrs. Cashwell, Blaha, Endendyk, Paulson and Schrauff serve as executive officers. Mr. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

Since February 1, 1991, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Trust's commercial properties and the industrial warehouse facilities owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Trust has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services to the Trust. Carmel Realty is a company owned by SWI.

The Trustees and officers of the Trust also serve as trustees or directors and officers of IORT and TCI. The Trustees owe fiduciary duties to such entities as well as to the Trust under applicable law. IORT and TCI have the same relationship with BCM as the Trust. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Messrs. Blaha, Endendyk, Paulson and Schrauff serve as executive officers of ART and Mr. Cashwell serves as a director of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI, of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy on October 12, 1994.

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. The Trust's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Trust as could have been obtained from unrelated third parties.

As more fully described in ITEM 2. "PROPERTIES - Real Estate," the Trust is engaged with NIRT in the Sacramento Nine and Indcon, L.P. partnerships.

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common shares of ART through negotiated or open market transactions. The Trust's advisor also serves as advisor to ART and at March 17, 1995 ART owned approximately 35% of the Trust's outstanding shares of beneficial interest. At December 31, 1994, the Trust owned 204,522 shares of ART common stock which the Trust had purchased in open market transactions in 1990 and 1991 at a total cost to the Trust of $1.6 million. At December 31, 1991, the market value of such shares of ART common stock had declined to $1.1 million. The Trust determined that such decline represented an other than temporary decline in the market value of the ART common stock and accordingly, recognized a loss of $521,000. At December 31, 1994, the market value of the ART shares was $2.7 million. See ITEM 2. "PROPERTIES -Equity Investments in Real Estate Entities."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of beneficial interest of NIRT and up to $1.0 million of the shares of TCI common stock through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI. The officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. Until March 31, 1994, BCM served as advisor to NIRT. At December 31, 1994, the Trust owned 76,893 shares of beneficial interest of NIRT at a total cost of $415,000 and 53,000 shares of TCI common stock at a total cost of $235,000 all of which the Trust had purchased in open market transactions in 1990 and 1991. At December 31, 1994, the market value of the NIRT shares was $894,000 and the market value of the TCI common stock was $788,000. See ITEM 2. "PROPERTIES - Equity Investments in Real Estate Entities."

In 1994, the Trust paid BCM and its affiliates $1.3 million in advisory fees, $1.6 million in real estate and mortgage brokerage commissions and $570,000 in property and construction management fees and leasing commissions (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, also as provided in the Advisory Agreement, BCM received cost reimbursements from the Trust of $524,000 in 1994.

Restrictions on Related Party Transactions

The Trust's Declaration of Trust provides that:

      "The Trustees shall not...purchase, sell or lease any Real Properties or Mortgages to or from...the Advisor or any of [its] Affiliates," and that [t]he Trustees shall not...make any loan to...the Advisor or any of [its] Affiliates."

The Declaration of Trust further provides that:

      "The Trust shall not purchase or lease, directly or indirectly, any Real Property or purchase any Mortgage from the Advisor or any affiliated Person, or any partnership in which any of the foregoing may also be a general partner, and the Trust will not sell or lease, directly or indirectly, any of its Real Property or sell any Mortgage to any of the foregoing Persons." The Declaration of Trust further provides that "the Trust shall not directly or indirectly, engage in any transaction with any Trustee, officer or employee of the Trust or any director, officer or employee of the Advisor...or of any company or other organization of which any of the foregoing is an Affiliate, except for...[among other things] transactions with...the Advisor or Affiliates thereof involving loans, real estate brokerage services, real property management services, the servicing of Mortgages, the leasing of real or personal property, or other services, provided such transactions are on terms not less favorable to the Trust than the terms on which nonaffiliated parties are then making similar loans or performing similar services for comparable entities in the same area and are not entered into on an exclusive basis."

The Declaration of Trust further provides that:

      "The Trustees shall not...invest in any equity Security, including the shares of other REITs for a period in excess of 18 months, except for shares of a qualified REIT subsidiary, as defined in Section 856(i) of the Internal Revenue Code, and regular or residual interests in REMICs...[or] acquire Securities in any company holding investments or engaging in activities prohibited by this Section..."

The Declaration of Trust defines "Affiliate" as follows:

      "As to any Person, any other Person who owns beneficially, directly or indirectly, 1% or more of the outstanding capital stock, shares, or equity interests of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person or is an officer, retired officer, director, employee, partner, or trustee (excluding independent trustees not otherwise affiliated with the entity) of such Person or of any other Person which controls, is controlled by, or is under common control with, such Person."

From 1990 until January 1995, all related party transactions that the Trust entered into were required to be reviewed by the Related Party Transaction Committee of the Trust's Board of Trustees to determine whether such transactions were (i) fair to the Trust and (ii) were permitted by the Trust's governing documents. Each of the members of the Related Party Transaction Committee was a Trustee who was not an officer, director or employee of BCM, the Trust's advisor, and was not an officer or employee of the Trust. The Related Party Transaction Committee was terminated by the Trust's Board of Trustees on January 11, 1995.

Pursuant to the terms of the Modification of Stipulation of Settlement of the Olive Litigation, which became effective on January 11, 1995, any related party transaction which the Trust may enter into prior to April 27, 1999, will require the unanimous approval of the Trust's Board of Trustees. In addition, related party transactions may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

                      ___________________________________


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)   The following documents are filed as part of this Report:

1.    Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
  December 31, 1994 and 1993

Consolidated Statements of Operations -
  Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

2.    Financial Statement Schedules

Schedule III -     Real Estate and Accumulated Depreciation

Schedule IV  -     Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

3.    Exhibits

The following documents are filed as Exhibits to this report:



Exhibit
Number                              Description
-------    ---------------------------------------------------------------------
  3.0      Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current Report on Form 8-K dated
           August 14, 1987).

  3.1      Amendment No. 1 to Second Amended and Restated Declaration of Trust,
           (incorporated by reference to the Registrant's Current Report on Form 8-K dated July 5, 1989) reporting change in name of Trust.

  3.2      Amendment No. 2 to Second Amended and Restated Declaration of Trust
           (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 22, 1990) reporting deletion of liquidation provision.

  3.3      Restated Trustees' Regulations dated as of April 21, 1989
           (incorporated by reference to the current report on Form 8-K dated
           March 24, 1989).

 10.0      Advisory Agreement dated as of December 1, 1992, between Continental
           Mortgage and Equity Trust and Basic Capital Management, Inc.
           (incorporated by reference to Exhibit No. 10.2 to the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1992).

 10.1      Advisory Agreement dated as of March 7, 1995, between Continental
           Mortgage and Equity Trust and Basic Capital Management, Inc., filed herewith.

 10.2      Brokerage Agreement dated as of December 1, 1992, between
           Continental Mortgage and Equity Trust and Carmel Realty, Inc.
           (incorporated by reference to Exhibit No. 10.3 to the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1992).


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                              Description
-------    ---------------------------------------------------------------------
 10.3      Brokerage Agreement dated as of February 11, 1994, between
           Continental Mortgage and Equity Trust and Carmel Realty, Inc.,
           (incorporated by reference to Exhibit No. 10.3 to the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1993).

 10.4      Brokerage Agreement dated as of February 11, 1995, between
           Continental Mortgage and Equity Trust and Carmel Realty, Inc., filed herewith.

 27.0      Financial Data Schedule.

(b)        Reports on Form 8-K:

           A Current Report on Form 8-K, dated September 29, 1994, was filed with respect to Item 2, "Acquisition or Disposition of Assets", which reports the acquisition of the McLeod Commerce Center and which was amended on Form 8-K/A, filed November 18, 1994.

           A Current Report on Form 8-K, dated December 22, 1994, was filed with respect to Item 2, "Acquisition or Disposition of Assets", which reports the acquisition of The Pines Apartments and which was amended on Form 8-K/A, filed February 10, 1995.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CONTINENTAL MORTGAGE AND EQUITY TRUST




Dated: March 28, 1995                                       By:    /s/ Oscar W. Cashwell
      -----------------------------------                      -------------------------------------
                                                                 Oscar W. Cashwell
                                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By:                                                         By:    /s/ Ted P. Stokely
   --------------------------------------                      -------------------------------------
   Geoffrey C. Etnire                                          Ted P. Stokely
   Trustee                                                     Trustee


By:     /s/ Harold Furst, Ph.D.                             By:
   --------------------------------------                      -------------------------------------
   Harold Furst, Ph.D.                                         Martin L. White
   Trustee                                                     Trustee


By:     /s/ John P. Parsons                                 By:    /s/ Edward G. Zampa
   --------------------------------------                      -------------------------------------
   John P. Parsons                                             Edward G. Zampa
   Trustee                                                     Trustee


By:     /s/ Bennett B. Sims
   --------------------------------------
   Bennett B. Sims
   Trustee


By:     /s/ Hamilton P. Schrauff                            By:    /s/ Thomas A. Holland
   --------------------------------------                      -------------------------------------
   Hamilton P. Schrauff                                        Thomas A. Holland
   Executive Vice President and                                Senior Vice President and
   Chief Financial Officer                                     Chief Accounting Officer


Dated:  March 28, 1995
      -----------------------------------

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1994


Exhibit
Number                            Description                            Page
-------                        -----------------                        ------
 10.1             Advisory Agreement dated as of March 7, 1995,           94
                  between Continental Mortgage and Equity Trust
                  and Basic Capital Management, Inc.


 10.4             Brokerage Agreement dated as of February 11,           119
                  1995, between Continental Mortgage and Equity
                  Trust and Carmel Realty, Inc.


 27.0             Financial Data Schedule.                               128