Form 10-Q
period 1995-03-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1995-05-11
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995



                         Commission File Number 0-10503



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           California                                          94-2738844
   --------------------------------                      ----------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)



10670 North Central Expressway, Suite 300, Dallas, TX              75231
- --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                        (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---



Shares of Beneficial Interest,
        no par value                                  2,918,112
- ------------------------------            ---------------------------------
          (Class)                          (Outstanding at April 28, 1995)

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but in the opinion of the management of Continental Mortgage and Equity Trust (the "Trust"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                         CONSOLIDATED BALANCE SHEETS

                                                                               March 31,           December 31,
                                                                                 1995                 1994
                                                                             -------------         ------------
                            Assets                                                  (dollars in thousands)
                            ------
Notes and interest receivable
  Performing........................................                         $        4,297       $        4,269
  Nonperforming, nonaccruing........................                                  6,099                6,946
                                                                             --------------       --------------
                                                                                     10,396               11,215
Real estate held for sale, net of accumulated
  depreciation ($1,498 in 1995 and $1,409 in 1994)..                                 25,408               24,658

Less - allowance for estimated losses...............                                 (9,748)              (9,223)
                                                                             --------------       --------------
                                                                                     26,056               26,650
Real estate held for investment, net of accumulated
  depreciation ($12,921 in 1995 and $12,050 in 1994)                                141,358              124,706
Investment in marketable equity securities, at
  market (including $3,479 in 1995 and $3,447 in
  1994 of affiliates)...............................                                  4,402                4,341
Investments in partnerships.........................                                 13,688               13,805
Cash and cash equivalents...........................                                  3,046                7,478
Other assets (including $464 in 1995 and $604 in
  1994 from affiliates).............................                                  5,499                5,859
                                                                             --------------       --------------
                                                                             $      194,049       $      182,839
                                                                             ==============       ==============
      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities
Notes and interest payable..........................                         $      111,866       $       98,252
Other liabilities (including $172 in 1995 and $437
  in 1994 to affiliates)............................                                  4,436                5,820
                                                                             --------------       --------------
                                                                                    116,302              104,072
Commitments and contingencies
Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 2,918,117 shares in 1995 and 2,918,133
  shares in 1994....................................                                  8,766                8,766
Paid-in capital.....................................                                260,060              260,060
Accumulated distributions in excess of accumulated
  earnings..........................................                               (193,757)            (192,676)
Net unrealized gains on marketable equity
  securities........................................                                  2,678                2,617
                                                                             --------------       --------------
                                                                                     77,747               78,767
                                                                             --------------       --------------
                                                                             $      194,049       $      182,839
                                                                             ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                              ----------------------------------
                                                                                1995                     1994
                                                                              ----------             -----------
                                                                                     (dollars in thousands,
                                                                                        except per share)
Revenue
  Rents........................................                              $        8,361       $        5,878
  Interest.....................................                                         200                  666
  Equity in income (loss) of partnerships......                                         107                  (23)
                                                                             --------------       --------------
                                                                                      8,668                6,521



Expenses
  Property operations..........................                                       4,985                3,664
  Interest.....................................                                       2,106                1,660
  Depreciation.................................                                         963                  725
  Provision for losses.........................                                         541                  200
  Advisory fee to affiliate....................                                         352                  289
  General and administrative...................                                         365                  312
                                                                             --------------       --------------
                                                                                      9,312                6,850
                                                                             --------------       --------------


Net (loss).....................................                              $         (644)      $         (329)
                                                                             ==============       ==============



Earnings per share
Net (loss).....................................                              $         (.22)      $         (.11)
                                                                             ==============       ==============



Weighted average shares of beneficial interest
  used in computing earnings per share.........                                   2,918,126            2,919,189
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                  Accumulated        Unrealized
                                        Shares of                                Distributions        Gains on
                                   Beneficial Interest                           in Excess of       Marketable
                                --------------------------        Paid-in        Accumulated           Equity         Shareholders'
                                  Shares         Amount           Capital          Earnings          Securities          Equity
                                ---------      ----------      ------------    ----------------   ---------------   ----------------
                                                                      (dollars in thousands)
Balance, January 1,
       1995................    2,918,133   $       8,766     $      260,060   $      (192,676)    $       2,617     $      78,767


Fractional shares of
       beneficial interest
       acquired............          (16)            -                  -                 -                 -                 -


Distributions ($.15
       per share)..........          -               -                  -                (437)               -               (437)

Unrealized gains on
       marketable equity
       securities..........          -               -                  -                 -                  61                61


Net (loss)............               -               -                  -                (644)              -                (644)
                            ------------   -------------     --------------   ---------------     -------------     -------------


Balance, March 31,
       1995................    2,918,117   $       8,766     $      260,060   $      (193,757)    $       2,678     $      77,747
                            ============   =============     ==============   ===============     =============     =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                               ----------------------------------
                                                                                 1995                    1994
                                                                               ----------              --------
                                                                                   (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected...................................                          $        8,321       $        5,928
 Interest collected................................                                     108                  795
 Interest paid.....................................                                  (1,885)              (1,383)
 Payments for property operations..................                                  (5,187)              (3,556)
 General and administrative expenses paid..........                                    (321)                (471)
 Advisory fee paid to affiliate....................                                    (352)                (289)
 Distributions from partnerships' operating cash
     flow..........................................                                     224                  -
 Other.............................................                                    (185)                   9
                                                                             --------------       --------------

     Net cash provided by operating activities.....                                     723                1,033


Cash Flows from Investing Activities
 Acquisition of real estate........................                                  (3,329)              (2,150)
 Funding of capital improvement escrow.............                                    (252)                 -
 Real estate improvements..........................                                    (329)                (105)
 Proceeds from sale of real estate.................                                      33                1,025
 Collections on notes receivable...................                                      20                  235
 Contributions to partnerships.....................                                     -                    (74)
                                                                             --------------       --------------

     Net cash (used in) investing activities.......                                  (3,857)              (1,069)


Cash Flows from Financing Activities
 Distributions to shareholders.....................                                    (437)                (437)
 Proceeds from notes payable.......................                                     -                  1,119
 Payments on notes payable and margin borrowings...                                    (861)                (254)
                                                                             --------------       --------------

     Net cash provided by (used in) financing
       activities..................................                                  (1,298)                 428
                                                                             --------------       --------------


Net increase (decrease) in cash and cash
 equivalents.......................................                                  (4,432)                 392
Cash and cash equivalents, beginning of period.....                                   7,478                1,771
                                                                             --------------       --------------

Cash and cash equivalents, end of period...........                          $        3,046       $        2,163
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued





                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                -------------------------------
                                                                                  1995                  1994
                                                                               -----------           ----------
                                                                                     (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)...........................................                        $         (644)      $         (329)
Adjustments to reconcile net (loss) to net cash
 provided by  operating activities
 Depreciation and amortization.......................                                   922                  725
 Provision for loss..................................                                   541                  200
 (Increase) decrease in interest receivable..........                                   (75)                 353
 (Increase) in other assets..........................                                  (254)                 (41)
 Increase (decrease) in other liabilities............                                   (13)                  62
 Increase in interest payable........................                                   129                   40
 Distributions from partnerships' operating cash
     flow............................................                                   224
 Equity in (income) loss of partnerships.............                                  (107)                  23
                                                                             --------------       --------------
 Net cash provided by operating activities...........                        $          723       $        1,033
                                                                             ==============       ==============



Noncash investing and financing activities

 Notes payable from acquisition of real estate.......                        $       13,803       $        9,205

 Interest on wraparound mortgage loan paid directly
     to underlying lienholder........................                                   -                    214

 Unrealized gain on marketable equity securities.....                                    61                  150

 Carrying value of real estate acquired through
     insubstance foreclosure.........................                                   891                  -





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at March 31, 1995:

           Sacramento Nine.......................                                  $          964
           Indcon, L.P...........................                                          12,724
                                                                                   --------------
                                                                                   $       13,688
                                                                                   ==============

The Trust and National Income Realty Trust ("NIRT") are partners in Sacramento Nine, the Trust having a 30% interest in the partnership's earnings, losses and distributions. The Trust and NIRT are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, L.P. The partnership agreements require the consent of both the Trust and NIRT for any material changes in the operations of the partnerships' properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in the partnerships using the equity method.

Set forth below is summarized results of operations for the partnerships the Trust accounts for using the equity method for the three months ended March 31, 1995:

           Rents...................................                                $       1,970
           Depreciation............................                                         (544)
           Property operations.....................                                         (477)
           Interest expense........................                                         (678)
                                                                                   -------------

           Net income..............................                                $         271
                                                                                   =============

NOTE 3.  MORTGAGE NOTES RECEIVABLE

At December 31, 1994, the $1.5 million first mortgage note receivable secured by the Alderwood Apartments in Detroit, Michigan was in default. In April 1995, the borrower offered the Trust $1.0 million in cash in

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 3.  MORTGAGE NOTES RECEIVABLE (Continued)

full satisfaction of the debt, which the Trust agreed to accept. A provision for loss of $541,000 was recognized in the accompanying Consolidated Statement of Operations for the three months ended March 31, 1995 to provide for the loss on the discounted payoff of the mortgage note receivable. The $1.0 million discounted payoff of the note receivable was received on May 9, 1995.

In March 1995, the Trust recorded the insubstance foreclosure of the collateral property securing a mortgage note receivable with a principal balance of $891,000. See NOTE 4. "REAL ESTATE."

NOTE 4.  REAL ESTATE

In February 1995, the Trust purchased the Sullyfield Commerce Center, a 243,813 square foot industrial facility in Chantilly, Virginia, for $11.0 million. The Trust paid $2.2 million in cash and the seller provided mortgage financing of $8.8 million. The mortgage bears interest at a rate of 6% per annum through December 1996 and 9% per annum thereafter, requires monthly payments of interest only through January 1999 and principal and interest payments of $73,000 thereafter and matures in January 2001. The Trust paid a real estate brokerage commission of $285,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor, and an acquisition fee of $110,000 to BCM based on the $11.0 million purchase price of the property.

In March 1995, the Trust purchased the Metro Zane Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $444,000 in cash, obtained new mortgage financing of $4.6 million and the seller provided additional financing of $403,000. The $4.6 million mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of interest only and matures in July 1999.
The $403,000 seller financing bears interest at rates ranging from 6% to 8% per annum, requires monthly payments of principal and interest of $3,000 and matures in July 1999. In addition, the Trust funded a $252,000 capital improvement escrow related to the $4.6 million mortgage. The Trust paid a real estate brokerage commission of $178,000 to Carmel Realty and an acquisition fee of $54,000 to BCM based on the $5.4 million purchase price.

In March 1995, the Trust recorded the insubstance foreclosure of Driftwood Apartments, a 138 unit apartment complex in Detroit, Michigan. Driftwood Apartments had an estimated fair value (minus estimated costs of sale) at the date of foreclosure, which exceeded the carrying value of the Trust's note receivable. Foreclosure of the property was completed on May 2, 1995. The foreclosure resulted in no loss to the Trust.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  NOTES PAYABLE

In February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. The Trust is attempting to negotiate with the lender to modify the mortgage. However, there can be no assurance that such negotiations will be successful or that the Trust will continue to own the property. Accordingly, as of December 31, 1994, the carrying value of the property was written down by $1.2 million, which was included in the 1994 provision for losses, to the amount of the nonrecourse mortgage.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition.
                      ____________________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Continental Mortgage and Equity Trust (the "Trust") was formed to invest in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including first, wraparound and junior mortgage loans. The Trust was organized on August 27, 1980 and commenced operations on December 3, 1980.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $3.0 million at March 31, 1995, compared with $7.5 million at December 31, 1994. The principal reasons for the reduction in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, collections of mortgage notes receivable and borrowings. The Trust expects that funds from operations and from anticipated external sources, such as property sales and refinancings, will be sufficient to meet the Trust's various cash needs, including, but not limited to, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for property operating expenses) increased from $2.4 million in the first quarter of 1994 to $3.1 million in the first quarter of 1995. Of this net increase, $1.0 million is the result of the Trust acquiring

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

ten additional income producing properties in the last nine months of 1994 and first three months of 1995. This increase is partially offset by a decrease in cash flow from one of the Trust's commercial properties and two of the Trust's apartment complexes due to a decrease in occupancy rates and an increase in operating expenses. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust benefits from the properties acquired in the last nine months of 1994 and first three months of 1995.

In February 1995, the Trust purchased the Sullyfield Commerce Center, a 243,813 square foot industrial facility in Chantilly, Virginia, for $11.0 million. The Trust paid $2.2 million in cash and the seller provided mortgage financing of $8.8 million.

In March 1995, the Trust purchased the Metro Zane Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $444,000 in cash, obtained new mortgage financing of $4.6 million and the seller provided additional financing of $403,000. In addition, the Trust funded a $252,000 capital improvement escrow related to the $4.6 million mortgage.

In May 1995, the Trust received $1.0 million in cash from the discounted payoff of the mortgage note receivable secured by the Alderwood Apartments in Detroit, Michigan. See NOTE 3. "MORTGAGE NOTES RECEIVABLE."

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 976,667 of its shares of beneficial interest, of which 191,517 shares remain to be purchased as of April 28, 1995. The Trust has not repurchased any of its shares during 1995.

On March 31, 1995, the Trust paid a regular quarterly distribution of $.15 per share, totaling $437,000, to shareholders of record on March 15, 1995.

On a quarterly basis, the Trust's management reviews the carrying value of the Trust's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In an instance where the estimated net realizable value is less than the carrying amount at the time of evaluation, a provision for loss is recorded by a charge against earnings. The estimate of net realizable value of mortgage notes receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

For the quarter ended March 31, 1995, the Trust had a net loss of $644,000, compared to a net loss of $329,000 for the quarter ended March 31, 1994. The primary factors contributing to the Trust's increased net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) increased from $2.2 million for the three months ended March 31, 1994 to $3.4 million for the three months ended March 31, 1995. Of this increase, $1.1 million is due to the acquisition of seven apartment complexes and three commercial properties subsequent to March 31, 1994. In addition, net rental income increased by $200,000 due to increased occupancy rates and lower operating expenses at two of the Trust's apartment complexes. These increases were partially offset by a decrease in net rental income at one of the Trust's commercial properties and two of the Trust's apartment complexes due to a decrease in occupancy rates and higher operating expenses incurred in an effort to increase occupancy.

Interest income decreased from $666,000 for the three months ended March 31, 1994 to $200,000 for the three months ended March 31, 1995. Of this decrease, $388,000 is attributable to a $14.0 million wraparound mortgage note receivable which was paid in full in December 1994 and an additional $64,000 is due to the foreclosure during 1994 of two properties securing two of the Trust's other mortgage notes receivable. Interest income is expected to continue at approximately the first quarter's level for the remainder of 1995, as the Trust is not considering new mortgage lending except in connection with purchase money financing of sales of Trust properties.

The Trust's equity in income of partnerships of $107,000 for the three months ended March 31, 1995 compared to a loss of $23,000 for the three months ended March 31, 1994. This improvement in the operations of the Trust's equity affiliates is primarily due to higher occupancy and lower operating expenses at the 32 warehouse facilities owned by Indcon, L.P., a joint venture partnership in which the Trust owns a 60% interest. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS."

Interest expense increased from $1.7 million for the three months ended March 31, 1994 to $2.1 million for the three months ended March 31, 1995. Of this increase, $487,000 is due to interest expense recorded on mortgages secured by properties acquired subsequent to March 31, 1994. An additional $173,000 is due to interest expense recorded on borrowings subsequent to March 31, 1994, all secured by mortgages on previously unencumbered apartment complexes. These increases are partially offset by a decrease of $214,000 due to the payoff of the underlying lien related to the payoff of a $14.0 million wraparound mortgage note receivable in December 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Depreciation expense increased from $725,000 for the three months ended March 31, 1994 to $963,000 for the same period in 1995. This increase is due to the acquisition of seven apartment complexes and three commercial properties subsequent to March 31, 1994.

A provision for losses of $541,000 was recognized in the three months ended March 31, 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by Alderwood Apartments. See NOTE 3. "MORTGAGE NOTES RECEIVABLE." A provision for losses of $200,000 was recorded for the three months ended March 31, 1994 to provide for the loss on the sale of Oak Forest Apartments, one of the Trust's foreclosed properties held for sale.

Advisory fee to affiliate increased from $289,000 for the three months ended March 31, 1994 to $352,000 for the three months ended March 31, 1995. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the acquisition of ten properties subsequent to March 31, 1994. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses increased from $312,000 for the three months ended March 31, 1994 to $365,000 for the three months ended March 31, 1995. This increase is primarily attributable to an increase in legal fees.

Tax Matters

As more fully discussed in the Trust's 1994 Form 10-K, the Trust has elected and in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities and cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Trust from property sales. To the extent that inflation affects interest rates, the Trust's earnings from short-term investments and the cost of new borrowings as well as its existing variable rate borrowings will be affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

Recent Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of". The statement requires that long-lived assets be considered impaired "...if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset." If impairment exists, an impairment loss shall be recognized, by a charge against earnings, equal to "...the amount by which the carrying amount of the asset exceeds the fair value of the asset." If impairment of a long-lived asset is recognized, the carrying amount of the asset shall be reduced by the amount of the impairment, shall be accounted for as the asset's "new cost" and such new cost shall be depreciated over the asset's remaining useful life.

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified or held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.

The Trust's management has not fully evaluated the effects of adopting SFAS No. 121, but expects that the Trust's policy with regard to the classification of foreclosed revenue producing properties as assets held for sale will require reevaluation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

The Trust's management estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying foreclosed revenue producing assets as held for sale, its depreciation in the first quarter of 1995 would have been reduced by $89,000, its net loss reduced by a like amount and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required.


                 _____________________________________________


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number                        Description
- -------  -----------------------------------------------------
 27.0      Financial Data Schedule

 (b)     Reports on Form 8-K as follows:

           None

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:       May 11, 1995                           By:    /s/ Oscar W. Cashwell
     -------------------------                        -----------------------------------
                                                      Oscar W. Cashwell
                                                      President





Date:       May 11, 1995                           By:    /s/ Hamilton P. Schrauff
     -------------------------                        -----------------------------------
                                                      Hamilton P. Schrauff
                                                      Executive Vice President and
                                                      Chief Financial Officer


                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months Ended March 31, 1995





Exhibit                                                                         Page
Number                         Description                                     Number
- -------     ---------------------------------------------------                ------
 27.0      Financial Data Schedule.                                             17