Form 10-Q
period 1995-06-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1995-08-10
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1995


                         Commission File Number 0-10503


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                        California                                                94-2738844
             --------------------------------                              ----------------------
              (State or Other Jurisdiction of                                 (I.R.S. Employer
              Incorporation or Organization)                                Identification No.)


              10670 North Central Expressway, Suite 300, Dallas, TX                75231
              -----------------------------------------------------            ------------
                    (Address of Principal Executive Offices)                    (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Shares of Beneficial Interest,
        no par value                                  2,918,106
------------------------------            --------------------------------
          (Class)                          (Outstanding at July 28, 1995)

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                             June 30,             December 31,
                                                               1995                  1994
                                                           -------------          ------------
                                                                 (dollars in thousands)
                            Assets
                            ------
Notes and interest receivable
  Performing........................................       $        4,317       $        4,269
  Nonperforming, nonaccruing........................                4,603                6,946
                                                           --------------       --------------
                                                                    8,920               11,215
Real estate held for sale, net of accumulated
  depreciation ($1,601 in 1995 and $1,409 in 1994)..               25,407               24,658
Less - allowance for estimated losses...............               (9,207)              (9,223)
                                                           --------------       --------------
                                                                   25,120               26,650
Real estate held for investment, net of accumulated
  depreciation ($13,885 in 1995 and $12,050 in 1994)              144,312              124,706
Investment in marketable equity securities, at
  market (including $3,493 in 1995 and $3,447 in
  1994 of affiliates)...............................                4,396                4,341
Investments in partnerships.........................               13,472               13,805
Cash and cash equivalents...........................                6,567                7,478
Other assets (including $394 in 1995 and $604 in
  1994 from affiliates).............................                6,848                5,859
                                                           --------------       --------------
                                                           $      200,715       $      182,839
                                                           ==============       ==============
      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities
Notes and interest payable..........................       $      118,059       $       98,252
Other liabilities (including $278 in 1995 and $437
  in 1994 to affiliates)............................                5,435                5,820
                                                           --------------       --------------
                                                                  123,494              104,072
Commitments and contingencies
Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 2,918,109 shares in 1995 and 2,918,133
  shares in 1994....................................                8,766                8,766
Paid-in capital.....................................              260,060              260,060
Accumulated distributions in excess of accumulated
  earnings..........................................             (194,277)            (192,676)
Net unrealized gains on marketable equity securities                2,672                2,617
                                                           --------------       --------------
                                                                   77,221               78,767
                                                           --------------       --------------
                                                           $      200,715       $      182,839
                                                           ==============       ==============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                  For the Three Months                   For the Six Months
                                                     Ended June 30,                        Ended June 30,
                                             -----------------------------          ---------------------------
                                                 1995               1994                1995            1994
                                             ----------         ----------          ----------       ----------
                                                          (dollars in thousands, except per share)
Revenue
 Rents.......................                $       9,345      $      6,383        $    17,706    $      12,261
 Interest....................                          204               781                404            1,447
 Equity in income (loss) of
 partnerships................                           78              (364)               185             (387)
                                             -------------      ------------        -----------    -------------
                                                     9,627             6,800             18,295           13,321

Expenses
 Property operations.........                        5,575             4,009             10,560            7,673
 Interest....................                        2,411             1,866              4,517            3,526
 Depreciation................                        1,067               772              2,030            1,497
 Provision for losses........                          -                 -                  541              200
 Advisory fee to affiliate...                          393               357                745              646
 General and administrative..                          264               395                629              707
                                             -------------      ------------        -----------    -------------
                                                     9,710             7,399             19,022           14,249
                                             -------------      ------------        -----------    -------------
(Loss) before gain on sale
 of real estate..............                          (83)             (599)              (727)            (928)
Gain on sale of real estate..                          -                 577                -                577
                                             -------------      ------------        -----------    -------------
Net (loss)...................                $         (83)     $        (22)       $      (727)   $        (351)
                                             =============      ============        ===========    =============



Earnings per share
 (Loss) before gain on
 sale of real estate.........                $        (.03)     $       (.21)       $      (.25)   $        (.32)
 Gain on sale of real estate.                         -                  .20                -                .20
                                             -------------      ------------        -----------    -------------
 Net (loss)..................                $        (.03)     $       (.01)       $      (.25)   $        (.12)
                                             =============      ============        ===========    =============



Weighted average shares of
 beneficial interest used in
computing earnings per share.                   2,918,111          2,913,840          2,918,118        2,916,496
                                             ============       ============        ===========    =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                       Accumulated            Unrealized
                               Shares of                               Distributions           Gains on
                          Beneficial Interest                          in Excess of           Marketable
                          ---------------------       Paid-in          Accumulated              Equity        Shareholders'
                            Shares     Amount         Capital            Earnings             Securities         Equity
                          ---------  ----------     ----------        -------------        --------------    ------------
                                                           (dollars in thousands)
Balance, January 1,
1995................     2,918,133    $  8,766        $  260,060        $ (192,676)          $  2,617          $  78,767


Fractional shares of
beneficial interest
acquired............           (24)        -                 -                 -                  -               -

Distributions ($.30
per share)..........           -           -                 -                (874)               -                 (874)

Unrealized gains on
marketable equity
securities..........           -           -                 -                 -                   55                 55

Net (loss)..........           -           -                 -                (727)                -                (727)
                         ---------    --------        ----------        ----------           --------          ---------
Balance, June 30,
1995................     2,918,109    $  8,766        $  260,060        $ (194,277)          $  2,672          $  77,221
                         =========    ========        ==========        ==========           ========          =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Six Months
                                                                        Ended June 30,
                                                              ---------------------------------
                                                                  1995                 1994
                                                              -----------            ----------
                                                                    (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................           $       17,733       $       12,402
 Interest collected...............................                      232                1,398
 Interest paid....................................                   (4,123)              (2,978)
 Payments for property operations.................                  (10,601)              (8,103)
 General and administrative expenses paid.........                     (673)                (605)
 Advisory fee paid to affiliate...................                     (745)                (646)
 Distributions from partnerships' operating cash
     flow.........................................                      517                  -
 Other............................................                      183                  184
                                                             --------------       --------------

     Net cash provided by operating activities....                    2,523                1,652


Cash Flows from Investing Activities
 Acquisition of real estate.......................                   (3,178)              (5,438)
 Funding of capital improvement escrows...........                   (1,252)                 -
 Real estate improvements.........................                     (881)                (342)
 Proceeds from sale of real estate................                       33                2,066
 Collections on notes receivable..................                    1,040                  245
 Distributions from a partnership's investing
     activities...................................                      -                  1,275
 Contributions to partnerships....................                      -                    (14)
                                                             --------------       --------------

     Net cash (used in) investing activities......                   (4,238)              (2,208)


Cash Flows from Financing Activities
 Distributions to shareholders....................                     (874)                (876)
 Proceeds from notes payable and margin borrowings                    4,219                5,272
 Payments on notes payable........................                   (2,541)                (507)
 Repurchase of shares of beneficial interest......                      -                    (84)
                                                             --------------       --------------

     Net cash provided by financing activities....                      804                3,805
                                                             --------------       --------------

 Net increase (decrease) in cash and cash
 equivalents......................................                     (911)               3,249

Cash and cash equivalents, beginning of period....                    7,478                1,771
                                                             --------------       --------------

Cash and cash equivalents, end of period..........           $        6,567       $        5,020
                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                  For the Six Months
                                                                     Ended June 30,
                                                            ----------------------------------
                                                               1995                   1994
                                                            -----------            -----------
                                                                 (dollars in thousands)
Reconciliation of net (loss) to net cash provided
 by operating activities
Net (loss)........................................         $         (727)      $         (351)
 Adjustments to reconcile net (loss) to net cash
     provided by operating activities
 Depreciation and amortization....................                  1,949                1,497
 Provision for loss...............................                    541                  200
 Gain on sale of real estate......................                    -                   (577)
 (Increase) decrease in interest receivable.......                    (94)                 329
 Decrease in other assets.........................                    132                  146
 Increase (decrease) in other liabilities.........                     82                  (47)
 Increase in interest payable.....................                    307                   68
 Distributions from partnerships' operating cash
     flow.........................................                    517                  -
 Equity in (income) loss of partnerships..........                   (184)                 387
                                                           --------------       --------------

     Net cash provided by operating activities....         $        2,523       $        1,652
                                                           ==============       ==============

Noncash investing and financing activities

 Notes payable from acquisition of real estate....         $       16,640       $        9,205

 Interest on wraparound mortgage loan paid
     directly to underlying lienholder............                    -                    428

 Unrealized gain on marketable equity securities..                     55                   22

 Note receivable from the sale of real estate.....                    -                    365

 Carrying value of real estate acquired through
     insubstance foreclosure in satisfaction of a
     note receivable with a carrying value of $891                    891                  -





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at June 30, 1995:

           Sacramento Nine.......................                                  $          946
           Indcon, L.P...........................                                          12,526
                                                                                   --------------
                                                                                   $       13,472
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

Set forth below is summarized results of operations for the partnerships the Trust accounts for using the equity method for the six months ended June 30, 1995:

           Rents...................................                                $       3,939
           Depreciation............................                                       (1,038)
           Property operations.....................                                       (1,064)
           Interest expense........................                                       (1,354)
                                                                                   -------------
           Net income..............................                                $         483
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

full satisfaction of the debt, which the Trust accepted. A provision for loss of $541,000 was recognized in March 1995 to provide for the loss on the discounted payoff of the mortgage note receivable. The $1.0 million discounted payoff of the note receivable was received on May 9, 1995.

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

In March 1995, the Trust purchased the Kelly Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $444,000 in cash, obtained new mortgage financing of $4.6 million and the seller provided additional financing of $403,000. The $4.6 million mortgage bears interest at a variable rate, currently 9.25% per annum, requires monthly payments of interest only and matures in July 1999.
The $403,000 seller financing bears interest at rates ranging from 6% to 8% per annum, requires monthly payments of principal and interest of $3,000 and matures in July 1999. In addition, the Trust funded a $252,000 capital improvement escrow related to the $4.6 million mortgage. The Trust paid a real estate brokerage commission of $178,000 to Carmel Realty and an acquisition fee of $54,000 to BCM based on the $5.4 million purchase price.

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 4.  REAL ESTATE (Continued)

In May 1995, the Trust purchased the Will-O-Wick Apartments, a 152 unit apartment complex in Pensacola, Florida, for $3.6 million. The Trust paid $687,000, assumed an existing first mortgage of $2.8 million and the seller provided additional financing of $79,000. The $2.8 million first mortgage bears interest at 9.915% per annum, requires monthly payments of principal and interest of $26,000 and matures in April 2001. The $79,000 seller financing bears interest at 9.9% per annum and requires monthly payments of interest only through maturity in May 1997 at which time the entire outstanding principal balance and all accrued and unpaid interest is due. The Trust paid a real estate brokerage commission of $127,000 to Carmel Realty and an acquisition fee of $36,000 to BCM based on the $3.6 million purchase price of the property.

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

In May 1995, the Trust obtained new mortgage financing secured by the Sunset Lake Apartments in Waukegan, Illinois in the amount of $5.4 million. The Trust received net cash of $2.2 million after the payoff of $1.9 million in existing mortgage debt that was scheduled to mature in September 1995. The remainder of the financing proceeds were used to fund a $1.0 million escrow for replacements and repairs and to pay various closing costs associated with the financing.
The new $5.4 million mortgage bears interest at a variable rate of prime plus 1-1/2%, (10.5% at June 30, 1995), requires monthly payments of principal and interest and matures in May 2000. The Trust paid a mortgage brokerage and equity refinancing fee of $54,000 to BCM based upon the new first mortgage financing of $5.4 million.

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.  SUBSEQUENT EVENTS

In July 1995, the Trust purchased the McCallum Glen Apartments, a 275 unit apartment complex in Dallas, Texas for $6.0 million. The Trust paid $1.8 million and obtained new mortgage financing of $4.2 million. The new first mortgage bears interest at a variable rate, currently 8.6% per annum, requires monthly payments of principal and interest and matures on August 1, 2002. The Trust paid a real estate brokerage commission of $190,000 to Carmel Realty and an acquisition fee of $60,000 to BCM based on the $6.0 million purchase price.

                      ___________________________________


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

Continental Mortgage and Equity Trust (the "Trust") was formed to invest in real estate through acquisitions, leases and partnerships and in mortgage loans on real estate, including first, wraparound and junior mortgage loans. The Trust was organized on August 27, 1980 and commenced operations on December 3, 1980.

Liquidity and Capital Resources

Cash and cash equivalents aggregated $6.6 million at June 30, 1995, compared with $7.5 million at December 31, 1994. The principal reasons for the reduction in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments for property operating expenses) increased from $4.3 million in the first six months of 1994 to $7.1 million in the first six months of 1995. Of this net increase, $2.1 million is the result of the Trust acquiring nine additional income producing properties in the last six months of 1994 and first six months of 1995. In addition, $531,000 of the increase is due to increases in cash flow from one of the Trust's apartment complexes and two of the Trust's commercial properties due to an increase in occupancy rates and a decrease in operating expenses. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust benefits from the properties acquired in the last six months of 1994 and first six months of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources (Continued)

In February 1995, the Trust purchased the Sullyfield Commerce Center, a 243,813 square foot industrial facility in Chantilly, Virginia, for $11.0 million. The Trust paid $2.2 million in cash and the seller provided mortgage financing of $8.8 million.

In March 1995, the Trust purchased the Kelly Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $444,000 in cash, obtained new mortgage financing of $4.6 million and the seller provided additional financing of $403,000. In addition, the Trust funded a $252,000 capital improvement escrow related to the $4.6 million mortgage.

In May 1995, the Trust received $1.0 million in cash from the discounted payoff of the mortgage note receivable secured by the Alderwood Apartments in Detroit, Michigan. See NOTE 3. "MORTGAGE NOTES RECEIVABLE."

In May 1995, the Trust purchased the Will-O-Wick Apartments, a 152 unit apartment complex in Pensacola, Florida, for $3.6 million. The Trust paid $687,000 in cash, assumed an existing first mortgage of $2.8 million and the seller provided additional financing of $79,000.

In May 1995, the Trust obtained new mortgage financing secured by the Sunset Lake Apartments in Waukegan, Illinois in the amount of $5.4 million. The Trust received net cash of $2.2 million after the payoff of $1.9 million in existing mortgage debt that was scheduled to mature in September 1995. The remainder of the financing proceeds were used to fund a $1.0 million escrow for replacements and repairs and to pay various closing costs associated with the financing.

In July 1995, the Trust purchased the McCallum Glen Apartments a 275 unit apartment complex in Dallas, Texas for $6.0 million. The Trust paid $1.8 million in cash and obtained new mortgage financing of $4.2 million.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 976,667 of its shares of beneficial interest, of which 191,517 shares remain to be purchased as of July 31, 1995. The Trust has not repurchased any of its shares during 1995.

In the first six months of 1995, the Trust paid quarterly distributions of $.30 per share or a total of $874,000.

On a quarterly basis, the Trust's management reviews the carrying value of the Trust's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In an instance where the estimated net realizable value is less than the carrying amount at the time of evaluation, a provision for loss is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources (Continued)

recorded by a charge against earnings. The estimate of net realizable value of mortgage notes receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

For the three and six months ended June 30, 1995, the Trust had a net loss of $83,000 and $727,000, compared to a net loss of $22,000 and $351,000 for the three and six months ended June 30, 1994. The primary factors contributing to the Trust's increased net loss are discussed in the following paragraphs.

Net rental income (rents less property operating expenses) increased from $2.4 million and $4.6 million for the three and six months ended June 30, 1994 to $3.8 million and $7.1 million for the three and six months ended June 30, 1995. Of this increase, $1.1 million for the three months and $2.1 million for the six months is due to the acquisition of six apartment complexes and three commercial properties subsequent to June 30, 1994. In addition, an increase of $218,000 for the six months is due to the acquisition of two apartment complexes in June 1994 and one apartment complex in March 1994. An additional increase of $531,000 for the six months is due to an increase in occupancy rates and a decrease in operating expenses at one of the Trust's apartment complexes and two of the Trust's commercial properties. These increases are partially offset by a decrease in net rental income at two of the Trust's apartment complexes and one of the Trust's commercial properties due to a decrease in occupancy rates and an increase in operating expenses.

Interest income decreased from $781,000 and $1.4 million for the three and six months ended June 30, 1994 to $204,000 and $404,000 for the three and six months ended June 30, 1995. Of this decrease $390,000 for the three months and $778,000 for the six months is attributable to a $14.0 million wraparound mortgage note receivable which was paid in full in December 1994 and an additional $188,000 for the three months and $274,000 for the six months is due to the foreclosure of two properties during 1994 and one property during 1995 which secured three of the Trust's other mortgage notes receivable. Interest income is expected to continue at approximately the second quarter's level for the remainder of 1995, as the Trust is not considering new mortgage lending except in connection with purchase money financing of sales of Trust properties.

The Trust's equity in partnerships improved from a loss of $364,000 and $387,000 for the three and six months months ended June 30, 1994 to income of $78,000 and $185,000 for the three and six months ended June

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations (Continued)

30, 1995. This improvement in the operations of the Trust's equity affiliates is primarily due to higher occupancy and lower operating expenses at the 32 warehouse facilities owned by Indcon, L.P., a joint venture partnership in which the Trust owns a 60% interest. See NOTE 2. "INVESTMENTS IN
PARTNERSHIPS."

Interest expense increased from $1.9 million and $3.5 million for the three and six months ended June 30, 1994 to $2.4 million and $4.5 million for the three and six months ended June 30, 1995. Of this increase, $559,000 for the three months and $905,000 for the six months is due to interest expense incurred on mortgages secured by properties acquired subsequent to June 30, 1994. An additional $89,000 for the three months and $154,000 for the six months is due to interest expense incurred on borrowings subsequent to June 30, 1994, all secured by mortgages on previously unencumbered apartment complexes. An additional increase of $261,000 for the six months is due to interest expense incurred on mortgages secured by properties acquired in February and March of 1994 and interest expense incurred on borrowings in April, May and December of 1994. These increases are partially offset by a decrease of $214,000 for the three months and $428,000 for the six months due to the payoff of the underlying lien related to the payoff of a $14.0 million wraparound mortgage note receivable in December 1994.

Depreciation increased from $772,000 and $1.5 million for the three and six months ended June 30, 1994 to $1.1 million and $2.0 million for the three and six months ended June 30, 1995. These increases are due to the acquisition of six apartment complexes and three commercial properties subsequent to June 30, 1994.

A provision for losses of $541,000 was recognized in the three months ended March 31, 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by Alderwood Apartments. See NOTE 3. "MORTGAGE NOTES RECEIVABLE." A provision for losses of $200,000 was recorded for the three months ended March 31, 1994 to provide for the loss on the sale of Oak Forest Apartments, one of the Trust's foreclosed properties held for sale. No provision for losses was recorded in the second quarter of either 1994 or 1995.

Advisory fee to affiliate increased from $357,000 and $646,000 for the three and six months ended June 30, 1994 to $393,000 and $745,000 for the three and six months ended June 30, 1995. These increases are due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the acquisition of nine properties subsequent to June 30, 1994. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses decreased from $395,000 and $707,000 for the three and six months ended June 30, 1994 to $264,000 and $629,000 for the three and six months ended June 30, 1995. This decrease is primarily attributable to decreases in legal and appraisal fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Results of Operations (Continued)

For the three and six months ended June 30, 1994, the Trust recognized a gain on the sale of real estate of $577,000 related to the sale of an industrial warehouse by Indcon, a joint venture partnership in which the Trust owns a 60% interest. No such gain was recognized in the three and six months ended June 30, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

The Trust's management estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying foreclosed revenue producing assets as held for sale, its depreciation in the three and six months ended June 30, 1995 would have been reduced by $89,000 and $192,000, respectively, its net loss in each period would have been reduced by a like amount and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


Exhibit
Number                        Description
-------      -----------------------------------------------------
 27.0          Financial Data Schedule


(b) Reports on Form 8-K as follows:

    None

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:     August   , 1995                  By:    /s/ Oscar W. Cashwell
     -------------------------                -----------------------------------
                                              Oscar W. Cashwell
                                              President


Date:     August   , 1995                  By:    /s/ Thomas A. Holland
     -------------------------                -----------------------------------
                                              Thomas A. Holland
                                              Senior Vice President and
                                              Chief Accounting Officer

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months Ended June 30, 1995





Exhibit                                                                                                   Page
Number                         Description                                                               Number
-------     ---------------------------------------------------                                          ------
 27.0      Financial Data Schedule.