Form 10-K/A
period 1994-12-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1995-10-23
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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


                      Documents Incorporated by Reference:

                                      NONE

This Form 10-K/A amends the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994 as follows:

ITEM 1.    BUSINESS - page 5

ITEM 2.    PROPERTIES - page 8

ITEM 3.    LITIGATION - page 24

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS - pages 25 and 26

ITEM 6.    SELECTED FINANCIAL DATA - page 27

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 28 and 30

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - pages 38, 47, 53, 61, 62, 65, 67 and 68

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - page 85

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K - page 91

           Exhibits to Annual Report on Form 10-K - page 93 sales opportunities as well as financing and refinancing sources for the Trust. The Advisor also serves as a consultant in connection with the Trust's business plan and investment policy decisions made by the Trust's Board of Trustees.

BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - Litigation and Claims Involving Mr. Phillips." BCM is more fully described in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor".

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

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of nine of the Trust's commercial properties and the industrial warehouse facilities owned by a real estate partnership in which the Trust is a partner to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

The Trust's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale. The Trust holds a fee simple title to all of the properties in its real estate portfolio. All of the properties held for sale were obtained through foreclosure of the collateral securing mortgage notes receivable. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Trust's real estate and further summary information with respect to the Trust's properties held for investment, properties held for sale and investments in partnerships.

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

For purposes of the Modification requirements, the term "related party transaction" means and includes (i) any transaction between or among the Trust or IORT, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Trust, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and (iii) any transaction between or among the Trust or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transactiion or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates (i.e. the Advisory Agreement, Property Management Contracts, etc.). These agreements require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and IORT, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.

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

In August 1994, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately 39.9% of the Trust's outstanding shares of beneficial interest. This shareholder group desired to purchase additional shares of the Trust and requested that the Trust's Board of Trustees consider the elimination of the limitations on the poercentage of shares which may be acquired by the shareholder group. The Board of Trustees reviewed the limitation and determined that, due to the fact that Mr. Friedman is no longer affiliated with the shareholder group, and had disposed of any shares of the Trust which he or his affiliates may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. The Board of Trustees also determined that there was no reason to object to the purchase of additional shares of the trust by the shareholder group and on August 23, 1994, the Trust's Board of Trustees adopted a resolution to the effect that they do not object to the acquisition of up to 49% of the Trust's outstanding shares of beneficial interest by Mr. Phillips and his affiliates. In determining total ownership, shares of beneficial interest of the Trust, if any, owned by Mr. Friedman and his affiliates are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates may not acquire more than 49% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership. At March 17, 1995, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately 43% of the Trust's outstanding shares of beneficial interest.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.  SELECTED FINANCIAL DATA

                                                           For the Years Ended December 31,
                                  ---------------------------------------------------------------------------------
                                      1994             1993             1992              1991           1990
                                  ------------     ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
EARNINGS DATA
Income . . . . . . . . . .        $     29,262     $     23,710     $     20,818     $      15,035    $      15,582
Expense. . . . . . . . . .              31,803           23,460           20,443            15,812           18,835
                                  ------------     ------------     ------------     -------------    -------------


Income (loss) before
 gain on sale of real
 estate and
 extraordinary gain. . . .              (2,541)             250              375              (777)          (3,253)
Gains on sale of
 real estate . . . . . . .               1,708              365              383               234              -
Extraordinary gain . . . .                 -                -                -                 930            4,179
                                  ------------     ------------     ------------     -------------    -------------
Net income (loss). . . . .        $       (833)    $        615     $        758     $         387    $         926
                                  ============     ============     ============     =============    =============


EARNINGS PER SHARE DATA
Income (loss) before
 extraordinary gain. . . .        $       (.29)      $      .20     $        .22     $        (.15)   $        (.90)
Extraordinary gain . . . .                 -                -                -                 .26             1.15
                                  ------------     ------------     ------------     -------------    -------------
Net income (loss). . . . .        $       (.29)    $        .20     $        .22      $        .11    $         .25
                                  ============     ============     ============     =============    =============

Distributions per share. .        $        .60     $        .50     $        -        $       1.06    $        1.32

Weighted average
 shares outstanding. . . .           2,919,815        3,014,256        3,372,508         3,538,932        3,639,383


                                                                      December 31,
                                  ---------------------------------------------------------------------------------
                                      1994             1993             1992              1991           1990
                                  ------------     ------------     ------------     -------------    -------------
                                                        (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable. . . . . . . .        $     11,215     $     34,518     $     37,049     $      42,545    $      34,941
Real estate. . . . . . . .             149,364          111,483           94,557            85,501           50,225
Investment in
 partnerships. . . . . . .              13,805           14,079           14,537            20,148           22,184
Total assets . . . . . . .             182,839          160,462          143,925           140,950          103,080
Notes and interest
 payable . . . . . . . . .              98,252           74,786           58,834            54,226           13,492
Shareholders' equity . . .              78,767           81,139           81,985            83,290           82,860

Book value per share . . .        $      26.99     $      27.80     $      25.69     $       23.91    $       23.29

The Trust acquired eight properties in 1994 for a total of $32.7 million and five properties in 1993 for a total of $16.9 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

The Trust's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs in 1995, including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

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

Interest paid on the Trust's notes payable increased from $4.5 million in 1993 to $6.6 million in 1994. This increase is primarily attributable to interest paid on mortgages secured by properties acquired in 1993 and 1994, and due to interest paid on borrowings in 1994 and 1993 secured by mortgages on previously unencumbered properties. The Trust believes that interest paid on notes payable will continue to increase in 1995 if the Trust continues to acquire additional properties and/or obtain financing on previously unencumbered properties.

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

Net rental income (rental income less expenses applicable to rental income) increased from $8.2 million in 1993 to $10.2 million in 1994. Of this increase, $1.5 million is due to the acquisition of seven apartment complexes and one commercial property in 1994. An additional $284,000 of the increase is attributable to two apartment complexes obtained through foreclosure in 1994 and $1.1 million is due to the acquisition of three apartment complexes and one commercial property in 1993. An additional increase of approximately $400,000 is attributable to generally higher rents and occupancy at the Trust's properties. These increases are offset in part by a $1.3 million decrease in net rental income at four of the Trust's commercial properties and three of the Trust's apartment complexes due to a decrease in occupancy and higher operating expenses incurred in an effort to increase occupancy. Net rental income is expected to continue to increase in 1994, primarily from a full year of operations from the seven apartment complexes and one commercial property acquired in 1994 and from the anticipated purchase of additional real estate in 1995.

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

Earnings per share
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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

interest, currently $15,000, and matures in June 2009. The Trust discounted the note to yield 12.0% per annum. The Trust recognized a $1.1 million gain on the settlement of the profit participation, which is included in "Gain on sale of real estate" on the Trust's Statement of Operations.

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

Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:

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

For purposes of the Modification requirements, the term "related party transaction" means and includes (i) any transaction between or among the Trust or IORT, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Trust, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates and (iii) any transaction between or among the Trust or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates (i.e. the Advisory Agreement, Property Management Contracts, etc.). These agreements require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and IORT, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relatioship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.    COMMITMENTS AND CONTINGENCIES (Continued)

Other litigation. The Trust is also involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition or results of operations.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION          (Continued)
                               December 31, 1994

                                                                    Cost
                                                                 Capitalized
                                                                 Subsequent
                                                                     to           Gross Amounts of Which Carried
                                     Initial Cost to Trust       Acquisition               at End of Year
                                     ---------------------       -----------   -----------------------------------
                                               Buildings &                                Buildings &
Property/Location      Encumbrances   Land    Improvements      Improvements   Land       Improvements    Total(1)
-----------------      ------------   ----    ------------      ------------   ----       ------------    --------
                                                     (dollars in thousands)
PROPERTIES HELD FOR SALE - (Continued)

OFFICE  BUILDING
----------------
Pinemont Office.......    $   476    $  175      $   526           $  -      $   175        $   526       $    701
   Houston, TX

LAND
----
Del Ray Forum.........        -       1,202          -                 12      1,214             -           1,214(2)
   Miami, FL
Northwest Crossing....        -       1,238          -                -        1,238             -           1,238
   Houston, TX
Round Mt..............        -       5,740          -                 94      5,834             -           5,834(2)
   Austin, TX

Other.................        -         -             51              -          -                51            51
                          -------   -------     --------           ------    -------        --------      --------

                            3,483    11,319       14,135              613     11,425          14,642        26,067
                          -------   -------     --------           ------    -------        --------      --------


                          $97,680   $38,895     $121,151           $2,777    $39,001        $123,822       162,823
                          =======   =======     ========           ======    =======        ========


Allowance for estimated losses                                                                              (5,125)
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
                           -------

                             1,409
                           -------


                           $13,459
                           =======




_____________________________

(1) The aggregate cost for federal income tax purposes is $165,261.
(2) An allowance for estimated losses has been provided to reduce the carrying value of this property to the Trust's estimate of fair value minus estimated costs of sale.

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
by 7 homes in AZ, MA,
CO and HI.


                                                                    Carrying Amounts   Principal Amount of
                                                                      of Mortgage       Loans Subject to
                                             Prior     Face Amount  Net of Discount/   Delinquent Principal
  Description                                Liens     of Mortgage     Premium(1)          or Interest
---------------                             -------    -----------  ----------------   --------------------
                                                                (dollars in thousands)
FIRST MORTGAGE LOANS

Alderwood                                   $   -         $1,541         $ 1,541            $1,541
---------
secured by apartment
complex in Detroit, MI.

Buena Vista Office                              -            700             700(2)            700
------------------
secured by office
building in
Titusville, FL.

Country Elms                                    -            380             290               -
------------
secured by mobile home
park in Galesburg, IL.

Cypress Creek                                   -          1,800           1,414               -
-------------
secured by office
building in Ft.
Lauderdale, FL.

Driftwood                                       -          1,059             891(2)            891
---------
secured by apartment
complex in Detroit, MI.

English Hills                                   -            590             586               -
-------------
secured by apartment
complex in Tampa, FL.


Forest Ridge                                    -            365             358               -
------------
secured by shopping
center in Denton, TX.

Golden Pond Apartments                          -            990             992(2)            -
----------------------
secured by apartment
complex in Phoenix, AZ.

Henderson County Ranch                          -          1,500           1,400             1,400
----------------------
secured by ranch in
Henderson County, TX.

Residential -   various                         -            754             667(2)            -
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



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1994





                                            Interest  Maturity
  Description                                 Rate      Date               Periodic Payment Terms
---------------                              ------   --------   --------------------------------------------------
JUNIOR MORTGAGE LOANS

Aspen Village                                Prime      4/92     Monthly interest payments
-------------
secured by townhomes                         +1.50%
in Hartland, WI.


                                                                    Carrying Amounts   Principal Amount of
                                                                      of Mortgage       Loans Subject to
                                             Prior     Face Amount  Net of Discount/   Delinquent Principal
  Description                                Liens     of Mortgage     Premium(1)          or Interest
---------------                             -------    -----------  ----------------   --------------------
                                                                 (dollars in thousands)
JUNIOR MORTGAGE LOANS

Aspen Village                               $ 3,400       $2,150         $ 2,150(2)         $2,150
-------------
secured by townhomes
in Hartland, WI.

                                            -------       ------         -------            ------

                                            $15,739       34,206          10,989            $6,682
                                            =======       ======                            ======

Interest receivable                                                          293

Deferred gain                                                                (67)
                                                                         -------

                                                                          11,215

Allowance for estimated losses                                            (4,098)
                                                                         -------

                                                                         $ 7,117
                                                                         =======

__________________________

(1) The aggregate cost for federal income tax purposes is $11,696.
(2) An allowance for estimated losses has been provided to reduce the carrying value of this mortgage to the Trust's estimate of net realizable value of the collateral securing such note.

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

(2) Includes 1,029,010 shares owned by ART and 237,699 shares owned by BCM of which the executive officers of the Trust may be deemed to be beneficial owners by virtue of their positions as executive officers or director of ART and BCM. The Trust's executive officers disclaim beneficial ownership of such shares. Each of the directors of ART, Oscar W. Cashwell, Ryan T. Phillips, Al Gonzalez and Dale A. Crenwelge, may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM, Ryan T. Phillips and
      M. Ned Phillips, may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

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

 10.4      Brokerage Agreement dated as of February 11, 1995, between
           Continental Mortgage and Equity Trust and Carmel Realty, Inc., filed herewith.

 27.0      Financial Data Schedule.

 99.0      Modification of Stipulation of Settlement Olive et al. v. National
           Income Realty Trust et al. entered into as of April 27, 1994, filed herewith.

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


                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1994


Exhibit
Number                            Description                            Page
-------                        -----------------                        ------
 10.1             Advisory Agreement dated as of March 7, 1995,           94
                  between Continental Mortgage and Equity Trust
                  and Basic Capital Management, Inc.


 10.4             Brokerage Agreement dated as of February 11,           119
                  1995, between Continental Mortgage and Equity
                  Trust and Carmel Realty, Inc.


 27.0             Financial Data Schedule.                               128


 99.0             Modification of Stipulation of Settlement Olive        129
                  et al. v. National Income Realty Trust et al.
                  entered into as of April 27, 1994.