Form 10-Q/A
period 1995-03-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1995-10-23
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1995



                         Commission File Number 0-10503



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           California                                          94-2738844
   --------------------------------                      ----------------------
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)



10670 North Central Expressway, Suite 300, Dallas, TX              75231
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                        (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---



Shares of Beneficial Interest,
        no par value                                  2,918,112
------------------------------            ---------------------------------
          (Class)                          (Outstanding at April 28, 1995)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995 as follows:



ITEM 1.  FINANCIAL STATEMENTS - page 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 9 and 11

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

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, collections of mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales and refinancings, will be sufficient to meet the Trust's various cash needs, including, but not limited to, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $2.4 million in the first quarter of 1994 to $3.1 million in the first quarter of 1995. Of this net increase, $1.0 million is the result of the Trust acquiring

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Net rental income (rental income less expenses applicable to rental income) increased from $2.2 million for the three months ended March 31, 1994 to $3.4 million for the three months ended March 31, 1995. Of this increase, $1.1 million is due to the acquisition of seven apartment complexes and three commercial properties subsequent to March 31, 1994. In addition, net rental income increased by $200,000 due to increased occupancy rates and lower operating expenses at two of the Trust's apartment complexes. These increases were partially offset by a decrease in net rental income at one of the Trust's commercial properties and two of the Trust's apartment complexes due to a decrease in occupancy rates and higher operating expenses incurred in an effort to increase occupancy.

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