Form 10-Q/A
period 1995-06-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1995-10-23
CIK 319416

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
          (Class)                          (Outstanding at July 28, 1995)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1995 as follows:

ITEM 1.     FINANCIAL STATEMENTS - pages 3 and 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 10 and 12

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



Earnings per share
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

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $4.3 million in the first six months of 1994 to $7.1 million in the first six months of 1995. Of this net increase, $2.1 million is the result of the Trust acquiring nine additional income producing properties in the last six months of 1994 and first six months of 1995. In addition, $531,000 of the increase is due to increases in cash flow from one of the Trust's apartment complexes and two of the Trust's commercial properties due to an increase in occupancy rates and a decrease in operating expenses. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust benefits from the properties acquired in the last six months of 1994 and first six months of 1995.

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

Net rental income (rental income less expenses applicable to rental income) increased from $2.4 million and $4.6 million for the three and six months ended June 30, 1994 to $3.8 million and $7.1 million for the three and six months ended June 30, 1995. Of this increase, $1.1 million for the three months and $2.1 million for the six months is due to the acquisition of six apartment complexes and three commercial properties subsequent to June 30, 1994. In addition, an increase of $218,000 for the six months is due to the acquisition of two apartment complexes in June 1994 and one apartment complex in March 1994. An additional increase of $531,000 for the six months is due to an increase in occupancy rates and a decrease in operating expenses at one of the Trust's apartment complexes and two of the Trust's commercial properties.
These increases are partially offset by a decrease in net rental income at two of the Trust's apartment complexes and one of the Trust's commercial properties due to a decrease in occupancy rates and an increase in operating expenses.

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