Form 10-Q
period 1995-09-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1995-11-13
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                       Commission File Number 0-10503



                    CONTINENTAL MORTGAGE AND EQUITY TRUST
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)



          California                                        94-2738844
-------------------------------                      ----------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                        Identification No.)



10670 North Central Expressway, Suite 300, Dallas, TX        75231
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)


                               (214) 692-4700
                       -------------------------------
                       (Registrant's Telephone Number,
                            Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___




Shares of Beneficial Interest,
        no par value                                   2,918,100
------------------------------            ----------------------------------
          (Class)                          (Outstanding at November 3, 1995)

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                               September 30,       December 31,
                                                                                   1995                1994
                                                                             --------------       --------------
                            Assets                                                  (dollars in thousands)
                            ------
Notes and interest receivable
  Performing........................................                         $        4,344       $        4,269
  Nonperforming, nonaccruing........................                                  4,456                6,946
                                                                             --------------       --------------
                                                                                      8,800               11,215
Real estate held for sale, net of accumulated
  depreciation ($1,704 in 1995 and $1,409 in 1994)..                                 25,333               24,658

Less - allowance for estimated losses...............                                 (9,207)              (9,223)
                                                                             --------------       --------------
                                                                                     24,926               26,650
Real estate held for investment, net of accumulated
  depreciation ($14,884 in 1995 and $12,050 in 1994)                                150,024              124,706
Investment in marketable equity securities, at
  market (including $3,997 in 1995 and $3,447 in
  1994 of affiliates)...............................                                  4,824                4,341
Investments in partnerships.........................                                 12,248               13,805
Cash and cash equivalents...........................                                  6,954                7,478
Other assets (including $316 in 1995 and $604 in
  1994 from affiliates).............................                                  5,665                5,859
                                                                             --------------       --------------
                                                                             $      204,641       $      182,839
                                                                             ==============       ==============
      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities
Notes and interest payable..........................                         $      121,920       $       98,252
Other liabilities (including $437 in 1994 to
  affiliates).......................................                                  5,848                5,820
                                                                             --------------       --------------
                                                                                    127,768              104,072
Commitments and contingencies
Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 2,918,100 shares in 1995 and 2,918,133
  shares in 1994....................................                                  8,766                8,766
Paid-in capital.....................................                                260,060              260,060
Accumulated distributions in excess of accumulated
  earnings..........................................                               (195,053)            (192,676)
Net unrealized gains on marketable equity securities                                  3,100                2,617
                                                                             --------------       --------------
                                                                                     76,873               78,767
                                                                             --------------       --------------
                                                                             $      204,641       $      182,839
                                                                             ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                 For the Three Months                     For the Nine Months
                                                 Ended September 30,                      Ended September 30,
                                          ----------------------------------      ---------------------------------
                                               1995                1994                1995               1994
                                          --------------      --------------      ---------------     -------------
                                                                (dollars in thousands, except per share)

Revenue
 Rentals.....................             $        9,612      $        7,004      $        27,318     $      19,265
 Interest....................                        196                 726                  600             2,173
 Equity in income (loss) of
  partnerships...............                         28                 (19)                 213              (406)
                                          --------------      --------------      ---------------     -------------
                                                   9,836               7,711               28,131            21,032


Expenses
 Property operations.........                      5,896               4,538               16,456            12,211
 Interest....................                      2,481               2,008                6,998             5,534
 Depreciation................                      1,103                 801                3,133             2,298
 Provision for losses........                        -                   -                    541               200
 Advisory fee to affiliate...                        394                 330                1,139               976
 General and administrative..                        299                 214                  928               921
                                          --------------      --------------      ---------------     -------------
                                                  10,173               7,891               29,195            22,140
                                          --------------      --------------      ---------------     -------------


(Loss) before gain on sale of
 real estate.................                       (337)               (180)              (1,064)           (1,108)
Gain on sale of real estate..                        -                   -                    -                 577
                                          --------------      --------------      ---------------     -------------

Net (loss)...................             $         (337)     $         (180)     $        (1,064)    $        (531)
                                          ==============      ==============      ===============     =============


Earnings per share

 Net (loss)..................             $         (.12)     $         (.06)       $        (.36)      $     ( .18)
                                          ==============      ==============        =============       ===========


Weighted average shares of
 beneficial interest used in
 computing earnings per share                  2,918,104           2,918,167            2,918,114         2,920,376
                                          ==============      ==============      ===============     =============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995




                                                                                                    Accumulated
                                              Shares of                                            Distributions
                                          Beneficial Interest                                       in Excess of
                                  ----------------------------------            Paid-in             Accumulated
                                     Shares               Amount                Capital               Earnings
                                  -------------        -------------         --------------        ---------------
                                                              (dollars in thousands)
Balance, January 1,
       1995................           2,918,133        $       8,766         $      260,060        $      (192,676)

Fractional shares of
       beneficial interest
       acquired............                 (33)                 -                      -                      -

Distributions ($.45
       per share)..........                 -                    -                      -                   (1,313)

Unrealized gains on
       marketable equity
       securities..........                 -                    -                      -                      -

Net (loss).................                 -                    -                      -                   (1,064)
                                  -------------        -------------         --------------        ---------------


Balance, September 30,
       1995................           2,918,100        $       8,766         $      260,060        $      (195,053)
                                  =============        =============         ==============        ===============




                                          Unrealized
                                           Gains on
                                          Marketable
                                            Equity             Shareholders'
                                          Securities              Equity
                                         -------------        -------------
Balance, January 1,
       1995................              $       2,617        $      78,767

Fractional shares of
       beneficial interest
       acquired............                        -                    -

Distributions ($.45
       per share)..........                        -                 (1,313)

Unrealized gains on
       marketable equity
       securities..........                        483                  483

Net (loss).................                        -                 (1,064)
                                         -------------        -------------

Balance, September 30,
       1995................              $       3,100        $      76,873
                                         =============        =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                             -----------------------------------
                                                                                  1995                1994
                                                                             --------------       --------------
                                                                                     (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................                           $       27,306       $       19,425
 Interest collected...............................                                      527                1,925
 Interest paid....................................                                   (6,359)              (4,651)
 Payments for property operations.................                                  (16,149)             (12,164)
 General and administrative expenses paid.........                                   (1,201)                (883)
 Advisory fee paid to affiliate...................                                   (1,139)                (976)
 Distributions from partnerships' operating cash
     flow.........................................                                      745                  343
     Other........................................                                      468                 (288)
                                                                             --------------       --------------

     Net cash provided by operating activities....                                    4,198                2,731


Cash Flows from Investing Activities
 Acquisition of real estate.......................                                   (6,593)              (8,718)
 Real estate improvements.........................                                     (696)                (611)
 Funding of capital improvement escrow............                                     (252)                 -
 Proceeds from sale of real estate................                                      -                  2,066
 Collections on notes receivable..................                                    1,059                  595
 Distributions from partnerships' investing
     activities...................................                                      -                  1,275
                                                                             --------------       --------------

     Net cash (used in) investing activities......                                   (6,482)              (5,393)


Cash Flows from Financing Activities
 Distributions to shareholders....................                                   (1,313)              (1,316)
 Proceeds from notes payable......................                                    4,829                8,438
 Payments on notes payable........................                                   (2,781)              (3,342)
 Distributions from partnerships' financing
     activities...................................                                    1,025                  -
 Payments to affiliates, net......................                                      -                 (1,079)
 Repurchase of shares of beneficial interest......                                      -                    (84)
                                                                             --------------       --------------

     Net cash provided by financing activities....                                    1,760                2,617
                                                                             --------------       --------------


Net (decrease) in cash and cash equivalents.......                                     (524)                 (45)

Cash and cash equivalents, beginning of period....                                    7,478                1,771
                                                                             --------------       --------------

Cash and cash equivalents, end of period..........                           $        6,954       $        1,726
                                                                             ==============       ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                             ----------------------------------
                                                                                 1995                  1994
                                                                             --------------       --------------
                                                                                 (dollars in thousands)
Reconciliation of net (loss) to net cash
 provided by operating activities
Net (loss)........................................                           $       (1,064)      $         (531)
 Adjustments to reconcile net (loss)  to net
     cash provided by operating activities
 Depreciation and amortization....................                                    3,012                2,391
 Provision for losses.............................                                      541                  200
 Gain on sale of real estate......................                                      -                   (577)
 Decrease in interest receivable..................                                       46                  326
 (Increase) decrease in other assets..............                                      703                 (185)
 Increase (decrease) in other liabilities.........                                      (80)                 191
 Increase in interest payable.....................                                      508                  167
 Distributions from partnerships' operating cash
     flow.........................................                                      745                  343
 Equity in (income) loss of partnerships..........                                     (213)                 406
                                                                             --------------       --------------

     Net cash provided by operating activities....                           $        4,198       $        2,731
                                                                             ==============       ==============



Noncash investing and financing activities

 Notes payable from acquisition of real estate....                           $       20,790       $       18,581

 Interest on wraparound mortgage loan paid
     directly to underlying lienholder............                                      -                    641

 Unrealized gain (loss) on marketable equity
     securities...................................                                      483                  (86)

 Note receivable from sale of real estate.........                                      -                    365

 Carrying value of real estate acquired through
     foreclosure (in satisfaction of notes
     receivable with a carrying value of $891 in
     1995 and $10,128 in 1994)....................                                      891               11,205

 Notes payable assumed on foreclosure of
     collateral securing note receivable..........                                      -                  1,077



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at September 30, 1995:

Sacramento Nine.......................                          $         (75)
Indcon, L.P...........................                                 12,323
                                                                -------------
                                                                $      12,248
                                                                =============

The Trust and National Income Realty Trust ("NIRT") are partners in Sacramento Nine ("SAC 9"), the Trust having a 30% interest in the partnership's earnings, losses and distributions. The Trust and NIRT are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, L.P. The partnership agreements require the consent of both the Trust and NIRT for any material changes in the operations of the partnerships' properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in the partnerships using the equity method.

In August 1995, SAC 9 obtained mortgage financing secured by an office building in Rancho Cordova, California in the amount of $3.5 million. SAC 9 received net cash of $3.4 million after the payment of various closing costs associated with the financing, of which the Trust's equity share was $1.0 million. The new mortgage bears interest at a variable rate, currently 8.59% per annum, requires monthly payments of principal and interest, currently $31,000, and matures in September 2000.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2.  INVESTMENTS IN PARTNERSHIPS (Continued)

Set forth below is summarized results of operations for the partnerships the Trust accounts for using the equity method for the nine months ended September 30, 1995:

Rents...................................                        $       5,810
Depreciation............................                               (1,557)
Property operations.....................                               (1,598)
Interest expense........................                               (2,041)
                                                                -------------

Net income..............................                        $         614
                                                                =============

NOTE 3.  MORTGAGE NOTES RECEIVABLE

At December 31, 1994, the $1.5 million first mortgage note receivable secured by the Alderwood Apartments in Detroit, Michigan was in default. In April 1995, the borrower offered the Trust $1.0 million in cash in full satisfaction of the debt, which the Trust accepted. A provision for loss of $541,000 was recognized in March 1995 to provide for the loss on the discounted payoff of the mortgage note receivable. The $1.0 million discounted payoff of the note receivable was received on May 9, 1995.

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  NOTES PAYABLE (Continued)

In May 1995, the Trust obtained new mortgage financing secured by the Sunset Lake Apartments in Waukegan, Illinois in the amount of $5.4 million. The Trust received net cash of $2.2 million after the payoff of $1.9 million in existing mortgage debt that was scheduled to mature in September 1995 and a $1.0 million holdback for property improvements. The remainder of the financing proceeds were used to pay various closing costs associated with the financing. The Trust can borrow an additional $1.6 million under the new loan subject to the satisfaction of certain operating achievements as specified in the note agreement. The new mortgage bears interest at a variable rate, currently 10.5%, requires monthly payments of principal and interest and matures in May 2000. The Trust paid a mortgage brokerage and equity refinancing fee of $54,000 to BCM based upon the new first mortgage financing of $5.4 million.

In August 1995, the Trust obtained mortgage financing secured by the previously unencumbered Quail Oaks Apartments in Balch Springs, Texas in the amount of $750,000. The mortgage bears interest at a variable rate, currently 9.75%, requires monthly payments of principal and interest, currently $7,000 and matures in August 2000. The Trust received net cash of $734,000 after the payment of various closing costs associated with the financing. The Trust paid a mortgage brokerage and equity refinancing fee of $7,500 to BCM based upon the first mortgage financing of $750,000.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. In the opinion of the Trust's management, the outcome of these lawsuits would have no material impact on the Trust's financial condition or results of operations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources

Cash and cash equivalents aggregated $7.0 million at September 30, 1995, compared with $7.5 million at December 31, 1994. The principal reasons for the reduction in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments applicable to rental income) increased from $7.3 million in the nine months of 1994 to $11.2 million in the nine months of 1995. Of this net increase, $4.4 million is the result of the Trust acquiring eight income producing properties subsequent to September 30, 1994 and five additional income producing properties during the first nine months of 1994, which did not contribute to cash flow for the full nine months in 1994. In addition, $900,000 of the increase is due to increases in cash flow from one of the Trust's apartment complexes and two of the Trust's commercial properties due to an increase in occupancy rates and a decrease in operating expenses. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust benefits from the properties acquired in 1994 and 1995 and as the Trust continues to acquire additional properties.

Interest paid on the Trust's notes payable increased from $4.7 million in the first nine months of 1994 to $6.4 million in the first nine months of 1995. This increase is primarily attributable to interest paid on mortgages secured by properties acquired in 1994 and 1995, and interest paid on borrowings in 1994 and 1995 secured by mortgages on previously unencumbered properties. The Trust believes that interest paid on notes payable will continue to increase as the Trust continues to acquire additional properties.

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

Also in May 1995, the Trust obtained new mortgage financing secured by the Sunset Lake Apartments in Waukegan, Illinois in the amount of $5.4 million.
The Trust received net cash of $2.2 million after the payoff of $1.9 million in existing mortgage debt that was scheduled to mature in September 1995. The remainder of the financing proceeds were used to fund a $1.0 million escrow for replacements and repairs and to pay various closing costs associated with the financing.

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

In August 1995, Sacramento Nine ("Sac 9"), a joint venture partnership in which the Trust owns a 60% interest, obtained mortgage financing secured by one of its office buildings in Rancho Cordova, California in the amount of $3.5 million. Sac 9 received net cash of $3.4 million, of which the Trust's equity share was $1.0 million.

Also in August 1995, the Trust obtained mortgage financing secured by Quail Oaks Apartments in Balch Springs, Texas in the amount of $750,000. The Trust received net cash of $734,000 after the payment of various closing costs associated with the financing.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 976,667 of its shares of beneficial interest, of which 191,517 shares remain to be purchased as of November 3, 1995. The Trust has not repurchased any of its shares during 1995.

In the first nine months of 1995, the Trust paid quarterly distributions of $.45 per share or a total of $1.3 million.

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

Results of Operations

For the three and nine months ended September 30, 1995, the Trust had a net loss of $337,000 and $1.1 million, compared to a net loss of $180,000 and $531,000 for the three and nine months ended September 30, 1994. The primary factors contributing to the Trust's increased net loss are discussed in the following paragraphs.

Net rental income (rental income less expenses applicable to rental income) increased from $2.5 million and $7.1 million for the three and nine months ended September 30, 1994 to $3.7 million and $10.9 million for the three and nine months ended September 30, 1995. Of this increase, $991,000 for the three months and $2.4 million for the nine months is due to the acquisition of six apartment complexes and two commercial properties subsequent to September 30, 1994. In addition, an increase of $238,000 for the three months and $885,000 for the nine months is due to the acquisition of four apartment complexes and one commercial property from January through September 1994 which did not contribute to net rental income for the full nine months in 1994. An additional increase of $593,000 for the nine months is due to an increase in occupancy rates and a decrease in operating expenses at one of the Trust's apartment complexes and two of the Trust's commercial properties. These increases are partially offset by a decrease in net rental income of $382,000 for the nine months at two of the Trust's apartment complexes and two of the Trust's commercial properties due to a decrease in occupancy rates and an increase in operating expenses.

Interest income decreased from $726,000 and $2.2 million for the three and nine months ended September 30, 1994 to $196,000 and $600,000 for the three and nine months ended September 30, 1995. Of this decrease $405,000 for the three months and $1.2 million for the nine months is attributable to a $14.0 million wraparound mortgage note receivable which was paid in full in December 1994 and an additional $215,000 for the three months and $489,000 for the nine months is due to the foreclosure of two properties during 1994 and one property during 1995 which secured three of the Trust's other mortgage notes receivable. Interest income is expected to continue at approximately the third quarter's level for the remainder of 1995, as the Trust is not considering new mortgage lending except in connection with purchase money financing of sales of Trust properties.

The Trust's equity in partnerships improved from a loss of $19,000 and $406,000 for the three and nine months ended September 30, 1994 to income of $28,000 and $213,000 for the three and nine months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

September 30, 1995. This improvement in the operations of the Trust's equity affiliates is primarily due to higher occupancy and lower operating expenses at the warehouse facilities owned by Indcon, L.P., a joint venture partnership in which the Trust owns a 60% interest. See NOTE 2. "INVESTMENTS IN
PARTNERSHIPS."

Interest expense increased from $2.0 million and $5.5 million for the three and nine months ended September 30, 1994 to $2.5 million and $7.0 million for the three and nine months ended September 30, 1995. Of this increase, $612,000 for the three months and $1.3 million for the nine months is due to interest expense incurred on mortgages secured by properties acquired subsequent to September 30, 1994. An additional $118,000 for the three months and $342,000 for the nine months is due to interest expense incurred on five borrowings in 1994 and 1995, secured by mortgages on previously unencumbered apartment complexes. An additional increase of $353,000 for the nine months is due to interest expense incurred on mortgages secured by three properties acquired from January through August of 1994. These increases are partially offset by a decrease of $213,000 for the three months and $641,000 for the nine months due to the payoff of the underlying lien related to the payoff of a $14.0 million wraparound mortgage note receivable in December 1994.

Depreciation increased from $801,000 and $2.3 million for the three and nine months ended September 30, 1994 to $1.1 million and $3.1 million for the three and nine months ended September 30, 1995. These increases are due to the acquisition of six apartment complexes and two commercial properties subsequent to September 30, 1994 and the acquisition of four apartment complexes and one commercial property from January through September 1994, on which depreciation was not recorded for the full nine months in 1994.

A provision for losses of $541,000 was recognized in the three months ended March 31, 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by Alderwood Apartments. See NOTE 3. "MORTGAGE NOTES RECEIVABLE." A provision for losses of $200,000 was recorded for the three months ended March 31, 1994 to provide for the loss on the sale of Oak Forest Apartments, one of the Trust's foreclosed properties held for sale. No provision for losses was recorded in the second and third quarters of either 1994 or 1995.

Advisory fee to affiliate increased from $330,000 and $976,000 for the three and nine months ended September 30, 1994 to $394,000 and $1.1 million for the three and nine months ended September 30, 1995. These increases are due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the acquisition of eight properties subsequent to September 30, 1994. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses increased from $214,000 for the three months ended September 30, 1994 to $299,000 for the three months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

ended September 30, 1995. This increase is due to an increase in professional fees related to property refinancings and shareholder communication expenses. General and administrative expenses were comparable for the nine months, with a decrease in legal and appraisal fees offset by an increase in expenses associated with shareholder communications.

For the nine months ended September 30, 1994, the Trust recognized a gain on the sale of real estate of $577,000 related to the sale of an industrial warehouse by Indcon, L.P., a joint venture partnership in which the Trust owns a 60% interest. No such gain was recognized in the nine months ended September 30, 1995.

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


Environmental Matters (Continued)

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

The Trust's management estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, without a change in its policy of classifying foreclosed revenue producing assets as held for sale, its depreciation in the three and nine months ended September 30, 1995 would have been reduced by $103,000 and $295,000, respectively, its net loss in each period would have been reduced by a like amount and that a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required in either period.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


Exhibit
Number                          Description
-------    -----------------------------------------------------
 27.0      Financial Data Schedule, filed herewith.


(b)      Reports on Form 8-K as follows:

         A Current Report on Form 8-K, dated July 31, 1995, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the McCallum Glen Apartments and which was amended by Form 8-K/As, filed September 7, 1995 and October 23, 1995.

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:    November 13, 1995                         By:    /s/ Randall M. Paulson
     -------------------------                        -----------------------------------
                                                      Randall M. Paulson
                                                      President





Date:    November 13, 1995                         By:    /s/ Thomas A. Holland
     -------------------------                        -----------------------------------
                                                      Thomas A. Holland
                                                      Executive Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)


                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter Ended September 30, 1995



Exhibit                                                                 Page
Number                         Description                             Number
-------     ---------------------------------------------------        ------


 27.0      Financial Data Schedule.                                      20
