Form 10-K405
period 1995-12-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-03-22
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1996, the Registrant had 4,246,868 shares of beneficial interest outstanding. Of the total shares outstanding, 2,149,254 were held by other than those who may be deemed to be affiliates, for an aggregate value of $20,686,570 based on the last trade as reported on The Nasdaq Stock Market on March 15, 1996. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:

                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K


                                                                            Page
                                                                            ----
                                     PART I
                                     ------

Item 1.     Business......................................................    3

Item 2.     Properties....................................................    7

Item 3.     Legal Proceedings.............................................   21

Item 4.     Submission of Matters to a Vote of Security Holders ..........   23


                                    PART II
                                    -------


Item 5.     Market for Registrant's Shares of Beneficial
               Interest and Related Shareholder Matters...................   23

Item 6.     Selected Financial Data.......................................   25

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   26

Item 8.     Financial Statements and Supplementary Data...................   34

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   66


                                   PART III
                                   --------

Item 10.    Trustees, Executive Officers and Advisor of the
               Registrant.................................................   66

Item 11.    Executive Compensation........................................   75

Item 12.    Security Ownership of Certain Beneficial Owners
               and Management.............................................   78

Item 13.    Certain Relationships and Related Transactions................   79


                                   PART IV
                                   -------

Item 14.    Exhibits, Consolidated Financial Statements,
               Schedules and Reports on Form 8-K..........................   83

Signature Page............................................................   85

                                     PART I



ITEM 1.  BUSINESS

Continental Mortgage and Equity Trust (the "Trust" or the "Registrant") is a California business trust organized pursuant to a declaration of trust dated August 27, 1980, and amended and restated as of May 27, 1987 (as amended through the date hereof, the "Declaration of Trust"). The Trust commenced operations on December 3, 1980. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Trust has, in the opinion of the Trust's management, qualified for federal taxation as a REIT for each year subsequent to December 31, 1980.

The Trust's real estate portfolio at December 31, 1995 consisted of 39 properties held for investment, two equity method real estate partnerships (owning 31 industrial warehouse facilities and two office buildings) and eight properties held for sale, primarily acquired through foreclosure. Seven of the properties held for investment were purchased during 1995, and one of the properties held for sale was obtained in 1995 through foreclosure of the collateral securing a mortgage note receivable. The Trust's mortgage notes receivable portfolio at December 31, 1995 consisted of 15 mortgage loans. The Trust's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Business Plan and Investment Policy

The Trust's primary business and only industry segment is investing in equity interests in real estate through direct acquisitions and partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. The Trust's real estate is located throughout the continental United States. Information regarding the real estate and mortgage notes receivable portfolios of the Trust is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

The Trust's business is not seasonal. The Trust has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new investments, the Trust's plan of operation is to continue to make equity investments in real estate and to continue its program of investing in capital improvements and emphasizing high maintenance standards with respect to its existing real estate portfolio. The Trust has determined that it will no longer actively seek to fund or purchase mortgage loans. It may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Trust does intend however, to service and hold for investment the mortgage notes currently in its portfolio. The Trust also intends to pursue its rights vigorously with respect to mortgage notes that are in default.

The type of new real estate investments made by the Trust will depend upon the availability of suitable real estate investment opportunities. In general, the Trust intends to be an aggressive and opportunistic investor. In 1996, the Trust's investment strategy will be to balance its portfolio of apartments with new leveraged investments in commercial properties (office buildings, industrial facilities or shopping centers) in the Southeast and Southwest, where a majority of the Trust's properties are located and where the Trust's management believes there remains a potential for sustained appreciation. The Trust will also increase its emphasis on property sales to take advantage of strengthening real estate markets, selling stabilized properties that have reached their potential. Further, to obtain additional funds and lock in current interest rates, mortgage financing will be sought on all of the Trust's presently unencumbered apartments held for investment, consisting of three properties as of December 31, 1995 and to refinance properties which are currently encumbered by mortgage debt that matures in the next two years or where there is an interest rate advantage to the Trust.

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

BCM has been providing advisory services to the Trust since March 28, 1989. Renewal of BCM's advisory agreement with the Trust was approved at the annual meeting of the Trust's shareholders held on March 7, 1995. BCM also serves as advisor to Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI") and Transcontinental Realty Investors, Inc. ("TCI"). The Trustees of the Trust are also directors of IORI and TCI and the officers of the Trust are also officers of IORI and TCI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Randall M. Paulson, President of the Trust, also serves as the President of BCM, IORI, TCI and as the President and a director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Trust are also officers of ART. As of March 15, 1996 ART and BCM owned approximately 38% and 11%, respectively, of the Trust's outstanding shares of beneficial interest and BCM and the Trust owned approximately 42% and 7%, respectively, of ART's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (I) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Trust's commercial properties and the industrial warehouse facilities owned by a real estate partnership in which the Trust is a partner to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in
ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

The Trust has no employees. Employees of the Advisor render services to the Trust.

Competition

The real estate business is highly competitive and the Trust competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Trust. The Trust's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Trust's management believes that general economic circumstances and trends and new or renovated properties in the vicinity of each of the Trust's properties are also competitive factors.

To the extent that the Trust seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Trust's properties are located.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", certain of the officers and Trustees of the Trust also serve as officers and directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to the Trust's. The Trust's Trustees, officers and Advisor owe fiduciary duties to such other entities as well as to the Trust under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, trustees or directors and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

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

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks

Certain Factors Associated with Real Estate and Related Investments
(Continued)

include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of the Trust's management or Advisor. Also, the illiquidity of real estate investments may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage notes receivable portfolios. However, to the extent property acquisitions are concentrated in any particular region, the advantages of diversification may be mitigated.

ITEM 2.  PROPERTIES

The Trust's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Trust's management, the Trust's offices are suitable and adequate for its present operations.

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1995, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

The Trust's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale, which were primarily acquired through foreclosure of the collateral securing mortgage notes receivable. The Trust holds a fee simple title to all of the properties in its real estate portfolio. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Trust's real estate and further summary information with respect to the Trust's properties held for investment, properties held for sale and investments in partnerships.

The Trust's real estate is geographically diversified. At December 31, 1995, the Trust held investments in apartments and commercial properties in each of the geographic regions of the continental United States. However, the Trust's apartments and commercial properties are concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1995, the Trust held mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States with a concentration in the Southeast and Southwest regions, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1995, none of the Trust's properties, partnership investments or mortgage notes receivable exceeded 10% of the Trust's total assets. At December 31, 1995, 80% of the Trust's assets consisted of properties held for investment, 4% consisted of properties held for sale, 6% consisted of investments in partnerships and 2% consisted of mortgage notes and interest receivable. The remaining 8% of the Trust's assets were cash, cash equivalents, marketable equity securities and other assets. The percentage of the Trust's assets invested in any one category is subject to change and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

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

    Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Trust has 6 apartments and 4 commercial properties in this region.

    Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Trust has 17 apartments and 5 commercial properties in this region.

    Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Trust has 3 apartments and 2 commercial properties in this region.

    Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Trust has 3 apartments and 1 commercial property in this region.

    Pacific region comprised of the states of California, Oregon and Washington. The Trust has 2 apartments in this region.

Excluded from the above are three parcels of unimproved land, as described below.

Real Estate

At December 31, 1995, 90% of the Trust's assets were invested in real estate. The Trust invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Trust's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale, which were primarily acquired through foreclosure of the collateral securing mortgage notes receivable, and investments in the equity securities of real estate entities.

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

As of December 31, 1995, the Trust did not have any properties on which significant capital improvements were in process.

In the opinion of the Trust's management, the properties owned by the Trust are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than unimproved land as described below) at December 31, 1995.

                                                               Commercial
       Region                            Apartments            Properties
      --------                            ----------            ----------
      Northeast......................        1.4%                   - %
      Southeast......................       20.4                  39.8
      Southwest......................       49.0                  39.1
      Midwest........................       16.1                  15.4
      Mountain.......................        5.6                   5.7
      Pacific........................        7.5                   -
                                           -----                 -----
                                           100.0%                100.0%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the Trust's investment in each region. The Trust also owns three parcels of unimproved land, 5 acres located in the Southeast region and 128 acres and 6 acres in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Trust's real estate portfolio.

A summary of the activity in the Trust's owned real estate portfolio during 1995 is as follows:

  Owned properties in real estate portfolio
      at January 1, 1995....................................      40
  Properties acquired through purchase......................       7
  Property obtained through foreclosure of collateral
      securing a mortgage note receivable...................       1
  Property sold.............................................      (1)
                                                                 ---
  Owned properties in real estate portfolio
      at December 31, 1995..................................      47

Properties Held for Investment. Set forth below are the Trust's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                         Rent Per
                                                                       Square Foot                     Occupancy
                                               Units/            -----------------------       ------------------------
    Property          Location             Square Footage        1995     1994     1993         1995     1994    1993
-----------------  --------------          ---------------      ------   ------   ------       ------   ------  -------
Apartments
----------
Applecreek         Dallas, TX                  216 units/
                                           225,952 sq. ft.      $  .50   $   .48   $   .48       90%      88%       83%
Camelot            Largo, FL                   120 units/
                                           141,024 sq. ft.         .48       .46       .44       93%      98%       97%
Country Crossing   Tampa, FL                   227 units/
                                           199,952 sq. ft.         .51       .48       .46       91%      91%       96%
Edgewood           Lansing, IL                 353 units/
                                           320,638 sq. ft.         .71       .68       .66       94%      94%       93%
El Chapparal       San Antonio, TX             190 units/
                                           174,220 sq. ft.         .63       .61       .56       92%      93%      100%
Fairways           Longview, TX                152 units/
                                           134,176 sq. ft.         .50       .48       .37       90%      91%       89%
Forest Ridge       Denton, TX                   56 units/
                                            65,480 sq. ft.         .57       .53       .64       95%      96%       95%
4242 Cedar Springs Dallas, TX                   76 units/
                                            60,600 sq. ft.         .72       .71       .71       95%      99%       95%
Fountain Lake      Texas City, TX              166 units/
                                           161,220 sq. ft.         .52       .50       *         90%      95%       *
Heritage on the
 River             Jacksonville, FL            301 units/
                                           289,490 sq. ft.         .55       *         *         94%       *        *
In the Pines       Gainesville, FL             242 units/
                                           294,860 sq. ft.         .48       .44       *         98%      96%       *
McCallum Crossing  Dallas, TX                  322 units/
                                           172,796 sq. ft.         .81       .76       *         98%      98%       *
McCallum Glen      Dallas, TX                  275 units/
                                           159,850 sq. ft.         .76       *         *         95%       *        *
Park Avenue IV     Clute, TX                   108 units/
                                            78,708 sq. ft.         .50       .48       *         73%      81%       *
Park Lane          Dallas, TX                   97 units/
                                            87,260 sq. ft.         .53       .51       .48       92%      93%       89%
Parkwood Knoll     San Bernardino, CA          178 units/
                                           149,802 sq. ft.         .62       .61       *         98%      93%       *
Pierce Tower       Denver, CO                   57 units/
                                            45,120 sq. ft.         .91       .88       *         97%      98%       *
Quail Oaks         Balch Springs, TX           131 units/
                                            72,848 sq. ft.         .58       .53       .52       99%      98%       90%
Ravenswood         Stratford, NJ                80 units/
                                            57,707 sq. ft.         .72       .71       .70       93%      96%       91%
Somerset           Texas City, TX              200 units/
                                           163,368 sq. ft.         .60       .52       .49       91%      91%       94%
Southgate Square   Roundrock, TX               200 units/
                                           138,436 sq. ft.         .74       .70       .59       96%      97%       99%
Stone Oak          San Antonio, TX             252 units/
                                           187,686 sq. ft.         .58       .55       .51       93%      93%       97%
Sunset Lake        Waukegan, IL                414 units/
                                           302,640 sq. ft.         .76       .73       *         95%      91%        *
Sunset Towers      San Francisco, CA           243 units/
                                           171,970 sq. ft.        1.57      1.48      1.40       99%      97%       96%
Willow Creek       El Paso, TX                 112 units/
                                           103,140 sq. ft.         .52       .51       *         80%      94%       *
Willo-Wick Gardens Pensacola, FL               152 units/
                                           153,360 sq. ft.         .46       *         *         66%       *        *

                                                                         Rent Per
                                                                       Square Foot                 Occupancy
                                               Units/            -------------------------   ------------------------
    Property               Location         Square Footage        1995     1994      1993     1995     1994     1993
-----------------       --------------      ---------------      ------   ------    ------   ------   ------   ------
Apartments - Continued
----------
Willow Wick             North Augusta, SC       104 units/
                                             94,128 sq. ft.         .47       *         *         99%       *        *
Woodbridge              Westminster, CO         194 units/
                                            104,500 sq. ft.         .82       .72       *         97%      79%       *
Office Buildings
----------------
Genesee Towers          Flint, MI           171,114 sq. ft.       11.48     12.42     12.52       87%      88%       89%
NASA Office Park        Clear Lake, TX       78,159 sq. ft.       10.00      9.74     10.68       55%      63%       66%
Tollhill West           Dallas, TX          159,546 sq. ft.       11.85     11.38     11.48       94%      91%       79%
Windsor Plaza           Windcrest, TX        80,522 sq. ft.       10.22      9.56      9.01       87%      78%       77%

Industrial Facilities
---------------------
Brookfield Corporate
 Center                 Chantilly, VA        63,504 sq. ft.        6.00       *         *         85%       *        *
Kelly Warehouses        Dallas, TX          330,334 sq. ft.        2.20       *         *         88%       *        *
McLeod Commerce
 Center                 Orlando, FL         110,914 sq. ft.        6.09      6.08       *         83%      73%       *
Northgate
 Distribution           Marietta, GA        208,386 sq. ft.        3.82      3.70      3.33       89%     100%       76%
Sullyfield
 Commerce Center        Chantilly, VA       243,813 sq. ft.        5.17       *         *         84%       *        *

Shopping Centers
----------------
Builders Square         St. Paul, MN        115,492 sq. ft.        2.65      2.65      2.65      100%     100%      100%
Rio Pinar               Orlando, FL         113,638 sq. ft.        8.26      8.31      8.08       89%      85%       88%

_______________________
* Property was purchased in 1994 or 1995.

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

Also in February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the carrying value of the property was written down by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage. In February 1996, the Trust and the lender entered into a forbearance agreement that provides, among other things, that for a period of 90 days, the Trust make monthly payments of the greater of regular scheduled principal and interest or cash flow from the property. The deed to the property has been placed in escrow during the term of the forbearance agreement. The Trust anticipates that the property will be returned to the lender at the expiration of the agreement. The Trust does not anticipate incurring a loss as the carrying value of the property has been written down to the amount of the nonrecourse mortgage debt, which approximates the fair value of the property at December 31, 1995.

In March 1995, the Trust purchased the Kelly Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $696,000 in cash, obtained new mortgage financing of $4.6 million and the seller provided additional financing of
$403,000.   The $4.6 million mortgage bears interest at a variable rate, 8.91%
per annum at December 31, 1995, requires monthly payments of interest only and matures in July 1999. The $403,000 of seller financing bears interest at rates ranging from 6% to 8% per annum, requires monthly payments of principal and interest totaling $3,000 and matures in July 1999. The Trust paid a real estate brokerage commission of $178,000 to Carmel Realty and an acquisition fee of $54,000 to BCM based on the $5.4 million purchase price.

In May 1995, the Trust purchased the Willo-Wick Gardens Apartments, a 152 unit apartment complex in Pensacola, Florida, for $3.6 million. The Trust paid $687,000 in cash, assumed the existing first mortgage of $2.8 million and the seller provided additional financing of $79,000. The $2.8 million first mortgage bears interest at 9.915% per annum, requires monthly payments of principal and interest of $26,000 and matures in April 2001. The $79,000 seller financing bears interest at 9.9% per annum and requires monthly payments of interest only through maturity in May 1997 at which time the entire outstanding principal balance and all accrued and unpaid interest is due. The Trust paid a real estate brokerage commission of $127,000 to Carmel Realty and an acquisition fee of $36,000 to BCM based on the $3.6 million purchase price of the property.

In July 1995, the Trust purchased the McCallum Glen Apartments, a 275 unit apartment complex in Dallas, Texas, for $6.0 million. The Trust paid $1.8 million in cash and obtained new mortgage financing of $4.2 million. The new first mortgage bears interest at a variable rate, 8.6% per annum at December 31, 1995, requires monthly payments of principal and interest and matures on August 1, 2002. The Trust paid a real estate brokerage commission of $190,000 to Carmel Realty and an acquisition fee of $60,000 to BCM based on the $6.0 million purchase price.

In November 1995, the Trust purchased the Willow Wick Apartments, a 104 unit apartment complex in North Augusta, South Carolina, for $1.5 million. The Trust paid $595,000 in cash and assumed the existing first mortgage of $930,000. The mortgage bears interest at 7% per annum, requires monthly payments of principal and interest of $8,000 and matures in January 2013. The Trust paid a real estate brokerage commission of $61,000 to Carmel Realty and an acquisition fee of $15,000 to BCM based on the $1.5 million purchase price of the property.

In December 1995, the Trust purchased the Heritage on the River Apartments, a 301 unit apartment complex in Jacksonville, Florida, for $7.9 million. The Trust paid $1.4 million in cash and assumed the existing first mortgage of $6.3 million and the seller provided additional financing of $193,000. The mortgages bear interest at a variable rate, 9.18% per annum at December 31, 1995, require monthly payments of interest only and mature in December 1998. The Trust paid a real estate brokerage commission of $228,000 to Carmel Realty and an acquisition fee of $79,000 to BCM based on the $7.9 million purchase price of the property.

Also in December 1995, the Trust purchased the Brookfield Corporate Center, a 63,504 square foot industrial facility in Chantilly, Virginia, for $3.5 million. The Trust paid $650,000 in cash and the seller provided mortgage financing of $2.8 million. The mortgage bears interest at 7.6% per annum, requires monthly payments of principal and interest of $21,000 and matures in December 1998.
The Trust paid a real estate brokerage commission of $124,000 to Carmel Realty and an acquisition fee of $35,000 to BCM based on the $3.5 million purchase price of the property.

In May and December 1995, the Trust refinanced the mortgage debt secured by the Sunset Lake Apartments in Waukegan, Illinois in the amount of $8.0 million.
The Trust received net cash of $5.3 million after the payoff of $1.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund repair escrows and to pay various closing costs associated with the refinancings. The new mortgage bears interest at 7.625% per annum, requires monthly payments of principal and interest of $60,000 and matures in January 2006. The Trust paid BCM a total of $134,000 in mortgage brokerage and equity refinancing fees based upon the initial refinancing of $5.4 million and the second refinancing of $8.0 million.

In August 1995, the Trust obtained mortgage financing secured by the previously unencumbered Quail Oaks Apartments in Balch Springs, Texas in the amount of $750,000. The mortgage bears interest at a variable rate, 9.75% at December 31, 1995, requires monthly payments of principal and interest, currently $7,000 and matures in August 2000. The Trust received net cash of $734,000 after the payment of various closing costs associated with the financing. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $7,500 based upon the $750,000 financing.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Partnership Properties. Set forth below are the properties owned by the partnerships in which the Trust is an equity investee and the average annual rental rate and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                         Rent Per
                                                                       Square Foot                   Occupancy
                                               Units/           -------------------------    --------------------------
    Property          Location             Square Footage        1995      1994      1993      1995      1994      1993
-----------------  --------------          ---------------      ------    ------    ------    ------    ------    ------
Sacramento Nine    Rancho Cordova, CA        105,249 sq. ft.    $10.98   $ 10.70   $ 10.46      100%     100%      100%
Indcon, L.P.       Dallas, TX                424,813 sq. ft.      2.43      2.32      2.30       89%     100%      100%
                   San Antonio, TX           418,317 sq. ft.      2.27      2.06      2.00      100%      96%      100%
                   Atlanta, GA             1,584,447 sq. ft.      2.04      2.14      1.92       99%      96%       91%
                   Memphis, TN               655,077 sq. ft.      2.34      2.19      2.04       89%      91%       79%

The Trust, in partnership with National Income Realty Trust ("NIRT"), owns Sacramento Nine ("SAC 9") which in turn owns two office buildings. The Trust has a 30% general partner interest in the partnership. The Trust accounts for its investment in the partnership using the equity method. Until August 1994, Bennett B. Sims and Ted P. Stokely, Trustees of the Trust, also served as Trustees of NIRT. Until March 31, 1994, BCM served as advisor to NIRT. See
ITEM 13.  "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In August 1995, SAC 9 obtained mortgage financing secured by a previously unencumbered office building in Rancho Cordova, California in the amount of $3.5 million. SAC 9 received net cash of $3.4 million after the payment of various closing costs associated with the financing, of which the Trust's equity share was $1.0 million. The new mortgage bears interest at a variable rate, currently 8.59% per annum, requires monthly payments of principal and interest, currently $31,000, and matures in September 2000.

The Trust and NIRT are also the partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% partnership interest. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates. At December 31, 1995, Indcon owned 31 industrial warehouse facilities. The Indcon partnership agreement requires consent of both the Trust and NIRT for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property manager. Therefore, the Trust is a noncontrolling partner and accounts for its investment in Indcon using the equity method. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In February and March 1996, Indcon completed the sale of 25 of its industrial warehouses for a total of $36.2 million in cash. Indcon received net cash of $11.1 million, of which the Trust's equity share was $6.7 million, after the payoff of existing mortgage debt with a principal balance of $23.5 million at December 31, 1995. Indcon will recognize a gain of approximately $617,000 on the sale, of which the Trust's equity share will be approximately $370,000. Indcon paid a real estate sales commission of $585,000 to Carmel Realty based upon the $36.2 million sales price of the properties.

Properties Held for Sale. Set forth below are the Trust's foreclosed properties held for sale and a property under contract for sale, and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1995, 1994 and 1993:

                                                                         Rent Per
                                                                      Square Foot                    Occupancy
                                               Units/           ------------------------     -----------------------
    Property          Location             Square Footage        1995     1994     1993     1995     1994     1993
-----------------  --------------          ---------------      ------   ------   ------   ------   ------   ------
Apartments
----------
Driftwood          Detroit, MI                 129 units/
                                            82,200 sq. ft.      $ .62    $   *     $  *      85%       *        *
Rivertree          Hurst, TX                   205 units/
                                           167,522 sq. ft.        .47       .47      .46     84%      82%      92%
Shadowridge        Rocksprings, WY              64 units/
                                            52,700 sq. ft.        .59       .57      .56     92%      95%     100%

Office Building
---------------
Pinemont           Houston, TX              19,685 sq. ft.       9.82      9.79     9.77     80%     100%     100%

Industrial Facility
-------------------
Ogden Industrial   Ogden, UT               107,112 sq. ft.       2.76      2.64     2.55    100%     100%      97%

Land
----
Del Ray Forum      Delray Beach, FL              5 acres
Northwest
 Crossings         Houston, TX                   6 acres
Round Mountain     Austin, TX                  128 acres

__________________

*  Property obtained through foreclosure in 1995.

At December 31, 1995, Rivertree Apartments was under contract for sale. In February 1996, the Trust completed the sale of the apartment complex for $1.8 million. In conjunction with the sale the Trust provided $750,000 of purchase money financing in the form of a wraparound mortgage note. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $70,000 to Carmel Realty based on the $1.8 million sales price of the property. The Trust will recognize a gain of approximately $378,000 on the sale. See "Mortgage Loans" below.

In March 1995, the Trust recorded the insubstance foreclosure of the Driftwood Apartments, a 138 unit apartment complex in Detroit, Michigan. Driftwood Apartments had an estimated fair value (minus estimated costs of sale) at the date of foreclosure, which exceeded the carrying value of the Trust's note receivable. Foreclosure of the property was completed on May 2, 1995. The foreclosure resulted in no loss to the Trust.

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

In 1996, the Trust intends to increase its emphasis on the sale of foreclosed properties.

Mortgage Loans

In addition to real estate, a substantial portion of the Trust's assets are invested in mortgage notes receivable, principally those secured by income-producing real estate. The Trust expects that the percentage of its assets invested in mortgage loans will decrease, as it has determined that it will no longer actively seek to fund or acquire mortgage loans. It may, however, originate mortgage loans in conjunction with providing purchase money financing of a property sale. The Trust does intend, however, to service and hold for investment the mortgage notes currently in its portfolio. The Trust's mortgage notes receivable consist of first mortgage loans and junior mortgage loans.

Types of Mortgage Activity. In the past, the Trust has originated its own mortgage loans as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. The Trust is generally not considering new mortgage lending, except in connection with purchase money financing offered to facilitate the sale of Trust properties. BCM, in its capacity as a mortgage servicer, services the Trust's mortgage notes. The Trust's investment policy is described in ITEM 1. "BUSINESS - Business Plan and Investment Policy".

Types of Properties Subject to Mortgages. The properties securing the Trust's mortgage notes receivable portfolio at December 31, 1995, consisted of office buildings, apartments and single-family residences. To the extent that the Declaration of Trust does not control such matters, the Trust's Board of Trustees may alter the types of properties subject to mortgage loans in which the Trust invests without a vote of the Trust's shareholders. In addition to restricting the types of collateral and priority of mortgage loans in which the Trust may invest, the Declaration of Trust imposes certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

At December 31, 1995, the Trust's mortgage notes receivable portfolio included eight mortgage loans with an aggregate outstanding balance of $7.6 million secured by income-producing real estate located throughout the United States and seven mortgage loans with an aggregate outstanding balance of $654,000 secured by single-family residences also located throughout the United States. At December 31, 1995, a total of 2% of the Trust's assets were invested first in mortgage notes.

The following table sets forth the percentages (based on the outstanding mortgage note balance), by both property type and geographic region, of the properties that serve as collateral for the Trust's outstanding mortgage notes receivable portfolio at December 31, 1995. The table does not include the $654,000 in mortgage notes secured by single- family residences discussed in the preceding paragraph or the $1.6 million first mortgage secured by a ranch located in Southwest region. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Trust's mortgage notes receivable portfolio.

                                                          Commercial
           Region                          Apartments     Properties       Total
         ------------                      ----------     ----------      -------
         Southeast....................       12.5%           52.2%          64.7%
         Southwest....................       22.1             7.3           29.4
         Midwest......................        5.9               -            5.9
                                             ----            ----           ----
                                             40.5%           59.5%         100.0%

A summary of the activity in the Trust's mortgage notes receivable portfolio during 1995 is as follows:

         Loans in mortgage notes receivable portfolio
          at January 1, 1995.....................................                                      17
         Loan paid in full.......................................                                      (1)
         Loan foreclosed by the Trust............................                                      (1)
                                                                                                      ---
         Loans in mortgage notes receivable portfolio
          at December 31, 1995...................................                                      15
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

The following discussion briefly describes the events that affected previously funded first mortgage loans, during 1995.

At December 31, 1994, the $1.5 million first mortgage note receivable secured by the Alderwood Apartments in Detroit, Michigan was in default. In May 1995, the Trust accepted $1.0 million in cash in full satisfac-tion of the debt. A provision for loss of $541,000 was recognized in 1995 to provide for the loss on the discounted payoff of the mortgage note receivable.

Also at December 31, 1994, the first mortgage note secured by the Driftwood Apartments, with a principal balance at that date of $891,000 was in default. In March 1995, the Trust recorded the insubstance foreclosure of the collateral property securing the mortgage note receivable. See "Real Estate," above.

At December 31, 1995, two of the Trust's first mortgage notes receivable with principal balances totaling $2.1 million were in default. One of the notes, with a principal balance of $1.4 million matured in November 1995. The borrower is currently negotiating with the Trust for an extension of the note in return for a principal paydown and payment of all accrued interest, which totaled $198,000 at December 31, 1995. The Trust does not anticipate incurring a loss on this note as the estimated value of the property securing the note is in excess of the carrying value of the note. The other note, with a principal balance of $700,000, matured in July 1993. The Trust continues to receive partial interest payments monthly on the note. The Trust is evaluating its options with respect to foreclosure of the collateral property and does not anticipate incurring a loss on this note in excess of previously established reserves.

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

Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Trust's policy was to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make first mortgage loans. At December 31, 1995, the Trust's mortgage notes receivable portfolio contained no wraparound mortgage loans.

In February 1996, the Trust sold the Rivertree Apartments and provided $750,000 in purchase money financing in the form of a wraparound mortgage note. The wraparound mortgage note bears interest at 9% per annum, requires monthly payments of interest only and matures in November 1996. See "Real Estate," above.

Junior Mortgage Loans. The Trust has invested in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Trust's Declaration of Trust restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Trust's assets. At December 31, 1995, none of the Trust's assets were invested in junior mortgage loans.

The Trust did not originate or acquire any junior mortgage loans during 1995. The following discussion briefly describes the events that affected previously funded junior mortgage loans during 1995 and a junior mortgage loan originated by the Trust in 1996.

In September 1991, the Trust funded a $2.0 million junior mortgage loan, secured by the Aspen Village Townhomes, located in Hartland, Wisconsin. On March 27, 1992, the Trust funded an additional $150,000 junior mortgage loan, also secured by the Aspen Village Townhomes. The notes had an extended maturity date of April 27, 1992 and September 23, 1992, respectively. The underlying first lienholder has notified the Trust that it has commenced foreclosure proceedings. In December 1995, the Trust wrote off the mortgage notes as uncollectible. No loss was incurred beyond the reserves previously provided.

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. The note bears interest at 12% per annum and requires monthly interest only payments to the extent of available cash flow. Any accrued but unpaid interest is added to the principal balance of the note annually. In addition, the note requires quarterly principal payments equal to the excess property cash flow for the quarter. The note matures in October 1998 with an option to extend the note to December 2000. The Trust has also guaranteed the underlying $3.0 million first mortgage secured by the property. The Trust has an option to purchase a 50% interest in the partnership which owns the Signature Athletic Club Building for $100 at any time. The option expires in December 2005.

Equity Investments in Real Estate Entities

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common stock of ART through negotiated or open market transactions. The officers of the Trust also serve as officers of ART and BCM. BCM, the Trust's advisor, also serves as advisor to ART. At March 15, 1996, ART owned approximately [38]% of the Trust's outstanding shares of beneficial interest. At December 31, 1995, the Trust owned 409,044 shares of ART's common stock, approximately 7% of ART's outstanding shares of common stock, which the Trust had purchased in open market transactions in 1990 and 1991, at a total cost to the Trust of $1.6 million. The ART common stock owned by the Trust is considered to be available for sale and accordingly, is carried at fair value defined as the period end closing market value. At December 31, 1995, the market value of the ART common stock was $3.0 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of beneficial interest of National Income Realty Trust ("NIRT"), a REIT that until March 31, 1994, was also advised by BCM, and up to $1.0 million of the shares of common stock of TCI through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI and the officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. At December 31, 1995, the Trust owned 84,580 shares of beneficial interest of NIRT acquired at a total cost to the Trust of $415,000 and 79,500 shares of common stock of TCI acquired at a total cost to the Trust of $235,000 all of which shares the Trust had purchased in open market transactions in 1990 and 1991. The Trust's investment in these entities is also considered as available for sale and is also carried at fair value. At December 31, 1995, the market value of the Trust's investment in NIRT and TCI shares was $941,000 and $795,000, respectively.

Under the original terms of its Declaration of Trust, the Trust was prohibited from investing in equity securities for a period in excess of 18 months. However, pursuant to an amendment to the Trust's Declaration of Trust approved by the Trust's shareholders in May 1992, the Trust may hold these shares of ART, NIRT and TCI until July 30, 1996. At the Annual Meeting of Shareholders to be held in April 1996, shareholder's of the Trust will be ask to repeal that section of the Trust's Declaration of Trust which limits the holding period for equity securities.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Trust, together with IORI, NIRT and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United State District Court for the Northern District of California, relating to the operation and management of each of such entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994. Final court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Trust's advisor, Gene E. Phillips and William
S. Friedman, who served as President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, IORI, NIRT and TCI, of which the Trust's share is $750,000. As of March 1, 1996, the Trust had received payments totaling $594,000. The remaining $156,000 is being paid in monthly installments through August 1, 1996.

Under the Modification, the Trust, IORI, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, IORI, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Trust's Board of Trustees. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

For purposes of the Modification requirements, the term "related party transaction" means and includes (I) any transaction between or among the Trust or IORI, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Trust, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and (iii) any transaction between or among the Trust or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and IORI, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, IORI, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retains jurisdiction to enforce the Modification.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                            ________________________


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Trust's shares of beneficial interest are traded on The Nasdaq Stock Market ("Nasdaq") using the symbol "CMETs". The following table sets forth the high and low prices as reported by the Nasdaq.


  QUARTER ENDED                                 HIGH               LOW
------------------                           -----------       ------------
March 31, 1996
 (through March 15, 1996).............       $ 10   1/2        $  9   5/8

March 31, 1995........................         10  3/16*         10      *
June 30, 1995.........................         10 11/16*          9 11/16*
September 30, 1995....................         10  5/16*          9 11/16*
December 31, 1995.....................         10   1/2*          9 11/16*

March 31, 1994........................          9 11/16*          8  5/16*
June 30, 1994.........................          9 11/16*          9  5/16*
September 30, 1994....................          9 13/16*          9  5/16*
December 31, 1994.....................         10      *          9  5/16*

_______________________

* Restated for the three for two forward share split effected February 15, 1996.

As of March 15, 1996, the closing price of the Trust's shares of beneficial interest on the Nasdaq was $9.63 per share.

As of March 15, 1996, the Trust's shares of beneficial interest were held by 6,884 holders of record.

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)

The Trust paid distributions in 1995 and 1994 as follows:

 Date Declared              Record Date                Payable Date              Amount*
----------------         -----------------           -----------------           -------
March 3, 1995            March 15, 1995              March 31, 1995              $   .10
May 22, 1995             June 15, 1995               June 30, 1995                   .10
August 25, 1995          September 15, 1995          September 30, 1995              .10
November 30, 1995        December 15, 1995           December 31, 1995               .10

February 15, 1994        March 1, 1994               March 21,1994               $   .10
May 6, 1994              June 1, 1994                June 15, 1994                   .10
August 24, 1994          September 15, 1994          September 30, 1994              .10
December 1, 1994         December 15, 1994           December 30, 1994               .10

________________

* Restated for the three for two forward share split effected February 15, 1996.

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1995 and 1994 represented a return of capital.

On December 5, 1989, the Trust's Board of Trustees approved a program for the Trust to repurchase its shares of beneficial interest. The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest pursuant to such program. Through December 31, 1995, the Trust had repurchased 1,177,725 of its shares at a total cost to the Trust of $5.0 million. The Trust purchased none of its shares of beneficial interest during 1995. In 1996, through March 15, 1996, the Trust has repurchased 128,994 additional shares at a total cost to the Trust of $1.3 million.

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

In August 1994, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately 39.9% of the Trust's outstanding shares of beneficial interest. This shareholder group desired to purchase additional shares of the Trust and requested that the Trust's Board of Trustees consider the elimination of the limitation on the percentage of shares which may be acquired by the shareholder group. The Board of Trustees reviewed the limitation and determined that, due to the fact that Mr. Friedman is no longer affiliated with the shareholder group, and had disposed of any shares of the Trust which he or his affiliates

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)

may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. The Board of Trustees also determined that there was no reason to object to the purchase of additional shares of the Trust by the shareholder group and on August 23, 1994, the Trust's Board of Trustees adopted a resolution to the effect that they do not object to the acquisition of up to 49% of the Trust's outstanding shares of beneficial interest by Mr. Phillips and his affiliates. In determining total ownership, shares of beneficial interest of the Trust, if any, owned by Mr. Friedman and his affiliates are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates may not acquire more than 49% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership. At March 15, 1996, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately [51]% of the Trust's outstanding shares of beneficial interest. The increase in ownership above 49% is the result of the Trust repurchasing its shares in 1996.

On March 21, 1996, the Trust's Board of Trustees reconsidered the share ownership limitation and determined that there was no reason to object to the purchase by Mr. Phillips and his affiliates of additional shares in excess of 49% of the Trust's outstanding shares. Accordingly, there is no longer any limitation on the percentage of shares of the Trust which may be acquired by Mr. Phillips and his affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    For the Years Ended December 31,
                                  ---------------------------------------------------------------------
                                     1995          1994           1993           1992            1991
                                  ---------      --------      ----------     ----------      ---------
                                               (dollars in thousands, except per share)
EARNINGS DATA
Income.......................      $ 38,539      $ 29,262      $  23,710     $   20,818      $  15,035
Expense......................        39,982        31,803         23,460         20,443         15,812
                                   --------      --------      ---------     ----------      ---------

Income (loss) before
 gain on sale of
 real estate and
 extraordinary gain..........        (1,443)       (2,541)           250            375           (777)
Gain on sale of
 real estate.................             -         1,708            365            383            234
Extraordinary gain...........             -             -              -              -            930
                                   --------      --------     ----------     ----------      ---------
Net income (loss)............      $ (1,443)     $   (833)    $      615     $      758      $     387
                                   ========      ========     ==========     ==========      =========

EARNINGS PER SHARE DATA
Income (loss) before
 extraordinary gain..........      $   (.33)    $    (.19)     $     .13      $     .15      $    (.10)
Extraordinary gain...........             -             -              -              -            .17
                                   --------     ---------      ---------      ---------      ---------
Net income (loss)............      $   (.33)    $    (.19)     $     .13      $     .15      $     .07
                                   ========     =========      =========      =========      =========

Distributions per share......      $    .40     $     .40      $     .33      $       -      $     .71

Weighted average
 shares outstanding..........     4,377,165     4,379,722      4,521,384      5,058,762      5,308,398

                                                              December 31,
                                  ----------------------------------------------------------------
                                     1995          1994          1993          1992         1991
                                  ---------     ---------     ---------     ---------    ---------
                                               (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable..................     $   5,351     $   7,117     $  32,129     $  34,590    $  41,748
Real estate held for sale
 Foreclosed..................         6,436        19,533        10,486         9,669       24,571
 Other.......................         1,268           -             -             -            -
Real estate held for
 investment..................       174,713       124,706        94,440        78,170       49,638
Investment in
 partnerships................        12,970        13,805        14,079        14,537       20,148
Total assets.................       218,568       182,839       160,462       143,925      140,950
Notes and interest
 payable.....................       135,590        98,252        74,786        58,834       54,226
Shareholders' equity.........        75,985        78,767        81,139        81,985       83,290

Book value per share.........     $   17.36     $   17.99     $   18.53     $   17.13    $   15.94

The Trust purchased seven properties in 1995 for a total of $38.9 million, eight properties in 1994 for a total of $32.7 million and five properties in 1993 for a total of $16.9 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $6.4 million at December 31, 1995 compared with $7.5 million at December 31, 1994. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs in 1996, including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Trust's cash flow from property operations (rents collected less payments for property operating expenses) has continually increased over the past three years from $8.4 million in 1993 to $10.7 million in 1994 to $15.1 million in 1995. Of this $6.7 million net increase from 1993 to 1995, $6.1 million is the result of the Trust having acquired additional income producing properties, both through purchase and foreclosure, and the remainder of $600,000 is due to increased occupancy and rental rates, primarily at its apartments, and the Trust's control of operating expenses. The Trust's management believes that this trend will continue, particularly in the Trust's apartments, if the economy remains stable or improves.

Interest collected on mortgage notes receivable decreased over the past three years from $2.4 million in 1993 to $2.2 million in 1994 to $688,000 in 1995. These decreases are primarily attributable to the foreclosure of the collateral property securing mortgage notes receivable and the payoff of mortgage notes receivable in 1994 and 1995.

Interest will continue to decrease as a source of cash to the Trust as the Trust has determined that generally, it will not seek to originate new mortgage loans, other than those resulting from Trust provided purchase money financing in connection with a property sale.

Interest paid on the Trust's notes payable increased from $6.6 million in 1994 to $8.9 million in 1995. This increase is primarily attributable to interest paid on mortgages secured by properties acquired in 1994 and 1995, and interest paid on borrowings in 1995 and 1994 secured by mortgages on previously unencumbered properties. The Trust believes that interest paid on notes payable will continue to increase in 1996 if the Trust continues to acquire additional properties and/or obtain financing on unencumbered properties.

The Trust was involved in significant investing activities during 1995. The Trust purchased four apartment complexes and three commercial properties during 1995, for which the Trust paid a total of $40.8 million. The Trust paid $9.8 million in cash, with the remaining $31.0 million financed through new or assumed mortgage debt. The Trust also made improvements to its properties totaling $1.2 million. In addition, the Trust collected $1.1 million on its mortgage notes receivable, primarily from the payoff of one note of $1.0 million, with the remainder being collected from scheduled paydowns on the Trust's other mortgage notes receivable.

During 1995, the Trust received net financing proceeds of $734,000 from mortgage financing secured by a previously unencumbered apartment complex. In addition, the Trust refinanced the mortgage secured by another apartment complex. The Trust received a total of $11.8 million in net cash proceeds after the payoff of $6.3 million in existing mortgage debt and the payment of various closing costs associated with the financings. Also during 1995, the Trust made scheduled principal payments on mortgages totaling $1.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In January 1993, the Trust's Board of Trustees approved the resumption of quarterly distributions. In 1995 and 1994, the Trust paid distributions to shareholders of $.40 per share or a total of $1.8 million in each year.

During the first quarter of 1996, the Trust has continued to be an active investor. The Trust has purchased one office building, for $7.7 million, the Trust paying $1.1 million in cash with the remainder of the purchase price financed through mortgage debt. In connection with the financing the Trust also established various escrow accounts in the amount of $1.5 million. In February 1996, the Trust funded a $1.5 million junior mortgage secured by a building occupied by an athletic club. The Trust derived the cash portions of these investments from its cash on hand at December 31, 1995. See NOTE 17. "SUBSEQUENT EVENTS."

Pursuant to a repurchase program originally announced by the Trust on December 5, 1989, the Trust's Board of Trustees have authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest. Through December 31, 1995, the Trust had repurchased 1,177,725 of its shares at a total cost to the Trust of $5.0 million. During 1995, the Trust did not repurchase any of
its shares.   In 1996, through March 15, 1996, the Trust has repurchased
128,994 additional shares at a total cost to the Trust of $1.3 million and at such date, 158,281 shares remain to be repurchased.

On a quarterly basis, the Trust's management reviews the carrying value of the Trust's mortgage notes receivable, properties held for investment and properties held for sale. Generally accepted accounting principles require that the carrying value of an investment cannot exceed the lower of its cost or its estimated net realizable value. In those instances in which estimates of net realizable value of the Trust's properties or notes are less than the carrying value thereof at the time of evaluation, a provision for loss is recorded by a charge against earnings. Estimated net realizable value of mortgage notes receivable is based on the Trust's management's review and evaluation of the collateral properties securing such notes. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1995 compared to 1994. For the year 1995, the Trust had a net loss of $1.4 million, as compared to a net loss of $833,000 for the year 1994. The primary factors contributing to the increase in the Trust's net loss are discussed in the following paragraphs.

Net rental income (rents less expenses applicable to rents) increased from $10.2 million in 1994 to $14.9 million in 1995. Of this increase,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

$1.8 million is due to the acquisition of four apartment complexes and three commercial properties in 1995, $1.7 million is due to the acquisition of seven apartment complexes and one commercial property in 1994, which did not contribute to net rental income for the full year in 1994, and $804,000 of the increase is attributable to two apartment complexes obtained through foreclosure in 1994. An additional increase of $640,000 is attributable to generally higher rents and occupancy at the Trust's apartment complexes. These increases are offset in part by a $244,000 decrease in net rental income at one of the Trust's commercial properties and one of the Trust's apartment complexes due to a decrease in occupancy and higher operating expenses incurred in an effort to increase occupancy. Net rental income is expected to continue to increase in 1996, primarily from a full year of operations from the four apartment complexes and three commercial properties acquired in 1995 and from the anticipated purchase of additional real estate in 1996.

Interest income decreased from $2.7 million in 1994 to $723,000 in 1995. Of this decrease, $1.7 million is attributable to a $14.0 million wraparound mortgage note receivable which was paid in full in December 1994 and $99,000 is attributable to the discounted payoff of a $1.5 million first mortgage note receivable in May 1995. An additional $486,000 is due to the foreclosure of two properties during 1994 and one property during 1995 which secured three of the Trust's other mortgage notes receivable. These decreases are partially offset by an increase of $299,000 attributable to a $1.4 million first mortgage note receivable which was received in December 1994 in connection with the payoff of the $14.0 million mortgage note receivable discussed above. Interest income is expected to continue at the current level in 1996, as the Trust is generally not considering new mortgage lending except in connection with purchase money financing of sales of the Trust's properties.

The Trust's equity in partnerships improved from a loss of $479,000 in 1994 to income of $230,000 in 1995. This improvement is primarily due to higher rents and occupancy at the 31 industrial warehouse facilities owned by Indcon, L.P. ("Indcon"), a joint venture partnership. This improvement is partially offset by an increase in losses in Sacramento Nine ("SAC 9"), a joint venture partnership due to increased interest expense, as a result of new mortgage financing secured by a previously unencumbered office building. In February and March 1996, Indcon completed the sale of 25 of its 31 industrial warehouse facilities. See NOTE 6. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

Interest expense increased from $7.7 million in 1994 to $10.0 million in 1995. Of this increase, $2.4 million is due to interest expense recognized on mortgages secured by properties acquired in 1994 and 1995. An additional $766,000 is due to interest expense on six borrowings in 1994 and 1995, secured by mortgages on previously unencumbered apartment complexes and refinancing of existing mortgages. These increases are

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

partially offset by a decrease of $855,000 due to the payoff of the underlying lien related to the payoff of a $14.0 million wraparound mortgage note receivable in December 1994.

Depreciation expense increased from $3.2 million in 1994 to $4.3 million in 1995. This increase is due to the acquisition of four apartment complexes and three commercial properties in 1995 and seven apartment complexes and one commercial property in 1994.

A provision for losses of $541,000 was recorded in 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by Alderwood Apartments. A provision for losses of $1.2 million was recorded in 1994 to write down the Genessee Towers, an office building, to the amount of the nonrecourse mortgage debt. In addition, a provision for losses of $200,000 was recorded in 1994 to provide for the loss on the sale of Oak Forest Apartments, one of the Trust's foreclosed properties held for sale. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

Advisory fee to affiliate was comparable at $1.3 million in 1995 and 1994.

General and administrative expenses were comparable at $1.2 million in 1995 and 1994. A decrease in legal fees was offset by expenses incurred in connection with the Trust's annual meeting.

For the year 1994, the Trust recognized a gain on the sale of real estate of $577,000 related to the sale of an industrial warehouse facility by Indcon. In addition, the Trust recognized a gain of $1.1 million on the settlement of a profit participation related to the December 1994 payoff of one of the Trust's wraparound mortgage note receivable. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

1994 compared to 1993. For the year 1994, the Trust had a net loss of $833,000, as compared to net income of $615,000 for the year 1993. The primary factors contributing to the decrease in the Trust's net income are discussed in the following paragraphs.

Net rental income (rents income less expenses applicable to rents) increased from $8.2 million in 1993 to $10.2 million in 1994. Of this increase, $1.5 million is due to the acquisition of seven apartment complexes and one commercial property in 1994. An additional $284,000 of the increase is attributable to two apartment complexes obtained through foreclosure in 1994 and $1.1 million is due to the acquisition of three apartment complexes and one commercial property in 1993. An

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Trust's equity in losses of partnerships decreased from $578,000 in 1993 to $479,000 in 1994. This decrease in equity losses is primarily due to higher rents and occupancy at the industrial warehouse facilities owned by Indcon, a joint venture partnership.

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

A provision for losses of $1.2 million was recorded in 1994 to write down the Genessee Towers, an office building, to the amount of the nonrecourse mortgage debt. In addition, a provision for losses of $200,000 was recorded in 1994 to provide for the loss on the sale of Oak Forest Apartments, one of the Trust's foreclosed properties held for sale. (See NOTE 4. "REAL ESTATE AND DEPRECIATION.") A provision for loss of $221,000 was recorded in 1993 to provide for the loss on the sale of English Hills Apartments, also a foreclosed property held for sale.

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

For the year 1994, the Trust recognized a gain on the sale of real estate of $577,000 related to the sale of an industrial warehouse facility by Indcon, a joint venture partnership. In addition, the Trust recognized a gain of $1.1 million on the settlement of a profit participation related to the 1994 payoff of one of the Trust's notes receivable. For the year 1993, the Trust recognized gains on sale of real estate of $365,000 related to the sale of three properties by SAC 9, a joint venture partnership.

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

Tax Matters

For the years ended December 31, 1995, 1994 and 1993, the Trust elected and in the opinion of the Trust's management, qualified to be treated as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters (Continued)

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

The Trust's management estimates that if the Trust had adopted SFAS No. 121 effective January 1, 1995, the Trust's depreciation for 1995 would have been reduced by $229,000, its net loss would have been reduced by a like amount and a provision for loss for either impairment of its properties held for investment or for a decline in estimated fair value less cost to sell of its properties held for sale would not have been required. The Trust adopted SFAS No. 121 effective January 1, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Continental Mortgage and Equity Trust                                    Page
-------------------------------------                                    ----
Report of Independent Certified Public Accountants..................       35


Consolidated Balance Sheets -
         December 31, 1995 and 1994.................................       36


Consolidated Statements of Operations -
         Years Ended December 31, 1995, 1994 and 1993...............       37


Consolidated Statements of Shareholders' Equity -
         Years Ended December 31, 1995, 1994 and 1993...............       38


Consolidated Statements of Cash Flows -
         Years Ended December 31, 1995, 1994 and 1993...............       39


Notes to Consolidated Financial Statements..........................       42


Schedule III - Real Estate and Accumulated Depreciation.............       60


Schedule IV  - Mortgage Loans on Real Estate........................       64



All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Trustees of
Continental Mortgage and Equity Trust



We have audited the accompanying consolidated balance sheets of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.





                                                                BDO Seidman, LLP


Dallas, Texas
March 21, 1996

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                            ------------------------------------
                                                                 1995                 1994
                                                            --------------       --------------
                    Assets                                        (dollars in thousands)
                    ------
Notes and interest receivable
 Performing.........................................        $        4,240       $        4,269
 Nonperforming, nonaccruing.........................                 2,299                6,946
                                                            --------------       --------------
                                                                     6,539               11,215

Less - allowance for estimated losses...............                (1,188)              (4,098)
                                                            --------------       --------------
                                                                     5,351                7,117
Foreclosed real estate held for sale, net of
 accumulated depreciation ($738 in 1995 and
 $1,409 in 1994)....................................                11,553               24,658

Real estate under contract for sale net of
 accumulated depreciation ($602 in 1995)............                 1,268                  -

Less - allowance for estimated losses...............                (5,117)              (5,125)
                                                            --------------       --------------
                                                                     7,704               19,533
Real estate held for investment, net of
 accumulated depreciation ($16,395 in 1995 and
 $12,050 in 1994)...................................               174,713              124,706
Investment in marketable equity securities,
 at market (including $3,812 in 1995 and
 $3,447 in 1994 of affiliates)......................                 4,753                4,341
Investment in partnerships..........................                12,970               13,805
Cash and cash equivalents...........................                 6,386                7,478
Other assets (including $469 in 1995 and $604
 in 1994 from affiliates)...........................                 6,691                5,859
                                                            --------------       --------------
                                                            $      218,568       $      182,839
                                                            ==============       ==============

      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities
Notes and interest payable..........................        $      135,590       $       98,252
Other liabilities (including $923 in 1995 and
 $437 in 1994 to affiliates)........................                 6,993                5,820
                                                            --------------       --------------
                                                                   142,583              104,072
Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding, 4,377,141 shares in 1995 and
 4,377,199 shares in 1994...........................                 8,766                8,766
Paid-in capital.....................................               260,060              260,060
Accumulated distributions in excess of
 accumulated earnings...............................              (195,870)            (192,676)
Net unrealized gains on marketable equity
 securities.........................................                 3,029                2,617
                                                            --------------       --------------
                                                                    75,985               78,767
                                                            --------------       --------------
                                                            $      218,568       $      182,839
                                                            ==============       ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Years Ended December 31,
                                                     ----------------------------------------------
                                                         1995              1994             1993
                                                     ----------         ---------        ----------
                                                         (dollars in thousands, except per share)
Income
 Rents..............................                 $   37,586         $  27,042        $   20,996
 Interest (including $20 in 1993
    from affiliates).................                       723             2,699             3,292
 Equity in income (losses) of
    partnerships.....................                       230              (479)             (578)
                                                     ----------         ---------        ----------
                                                         38,539            29,262            23,710

Expenses
 Property operations (including
    $806 in 1995, $570 in 1994 and
    $296 in 1993 to affiliates)......                    22,682            16,888            12,791
 Interest...........................                     10,009             7,711             5,531
 Depreciation.......................                      4,279             3,214             2,431
 Provision for losses...............                        541             1,429               221
 Advisory fee to affiliate..........                      1,264             1,326             1,160
 General and administrative
    (including $506 in 1995, $524
    in 1994 and $453 in 1993 to
    affiliate).......................                     1,207             1,235             1,326
                                                     ----------         ---------        ----------
                                                         39,982            31,803            23,460
                                                     ----------         ---------        ----------

Income (loss) before gain on sale of
 real estate........................                     (1,443)           (2,541)              250
Gain on sale of real estate..........                       -               1,708               365
                                                     ----------         ---------        ----------
Net income (loss)....................                $   (1,443)        $    (833)       $      615
                                                     ==========         =========        ==========


Earnings per share

Net income (loss)....................                $    (.33)         $    (.19)        $     .13
                                                     =========          =========         =========


Weighted average shares of
 beneficial interest used in
 computing earnings per share.......                 4,377,165          4,379,722         4,521,384
                                                     =========          =========         =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Accumulated        Unrealized
                                             Shares of                            Distributions        Gains on
                                         Beneficial Interest                       in Excess of       Marketable
                                      --------------------------     Paid-in       Accumulated          Equity      Shareholders'
                                        Shares          Amount       Capital        Earnings          Securities       Equity
                                      ---------       ----------    ----------    -------------      ------------   ------------
                                                                      (dollars in thousands)
Balance, January 1, 1993......        4,787,289          9,586          261,601       (189,202)                -         81,985

Repurchase of shares of
     beneficial interest......         (401,006)          (802)          (1,475)             -                 -         (2,277)
Distributions ($.34 per
     share)...................                -              -                -         (1,504)                -         (1,504)
Unrealized gains on market-
     able equity securities...                -              -                -              -             2,363          2,363
Net income....................                -              -                -            615                 -            615
                                      ---------       --------      -----------    -----------         ---------     ----------

Balance, December 31, 1993....        4,386,283          8,784          260,126       (190,091)            2,363         81,182

Repurchase of shares of
     beneficial interest......           (9,084)           (18)             (66)             -                 -            (84)
Distributions ($.40 per
     share)...................                -              -                -         (1,752)                -         (1,752)
Unrealized gains on market-
     able equity securities...                -              -                -              -               254            254
Net (loss)....................                -              -                -           (833)                -           (833)
                                      ---------       --------      -----------    -----------         ---------     ----------

Balance, December 31, 1994....        4,377,199          8,766          260,060       (192,676)            2,617         78,767

Fractional shares of
     beneficial interest
     acquired.................              (58)             -                -              -                 -              -
Distributions ($.40 per
     share)...................                -              -                -         (1,751)                -         (1,751)
Unrealized gains on market-
     able equity securities...                -              -                -              -               412            412
Net (loss)....................                -              -                -         (1,443)                -         (1,443)
                                      ---------       --------      -----------    -----------         ---------     ----------

Balance, December 31, 1995....        4,377,141       $  8,766      $   260,060    $  (195,870)        $   3,029         75,985
                                      =========       ========      ===========    ===========         =========      =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             For the Years Ended December 31,
                                                     -------------------------------------------------
                                                        1995                1994                1993
                                                     ----------          ----------          ---------
                                                                  (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..........................           $  37,610          $   27,155          $   20,926
 Interest collected (including
    $20 in 1993 from affiliates)..........                 688               2,171               2,413
 Interest paid............................              (8,937)             (6,559)             (4,523)
 Payments for property operations
    (including $767 in 1995, $570 in
    1994 and $296 in 1993 to
    affiliates)...........................             (22,520)            (16,425)            (12,524)
 General and administrative expenses
    paid (including $506 in 1995,
    $524 in 1994 and $453 in 1993 to
    affiliates)...........................              (1,352)             (1,327)             (1,331)
 Advisory fee paid to affiliate...........              (1,514)             (1,305)             (1,110)
 Distributions from partnerships'
    operating cash flow...................                  41                 191                 -
 Other....................................                 524                (888)                227
                                                     ---------          ----------          ----------

         Net cash provided by operating
           activities.....................               4,540               3,013               4,078


Cash Flows from Investing Activities
 Acquisitions of real estate
    (including $1,723 in 1995, $1,396
    in 1994 and $666 in 1993 to
    affiliates)...........................              (9,766)             (9,896)             (4,018)
 Collections on notes receivable
    (including $386 in 1993 from
    affiliates)...........................               1,081               5,585               1,743
 Fundings of notes receivable.............                 -                  (283)                (52)
 Proceeds from sale of real estate........                  33               2,166                 177
 Real estate improvements.................              (1,170)               (729)             (1,036)
 Distributions from partnerships'
    investing cash flow...................                 -                 1,275                 748
 Contributions to partnerships............                 -                   -                  (503)
                                                     ---------          ----------          ----------

         Net cash (used in)
           investing activities...........              (9,822)             (1,882)             (2,941)


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                         For the Years Ended December 31,
                                              -----------------------------------------------------
                                                 1995                  1994                1993
                                              ----------           -----------         ------------
                                                             (dollars in thousands)
Cash Flows from Financing Activities
 Proceeds from notes payable.............     $      12,506        $     10,078        $      2,389
 Payments on notes payable...............            (7,590)             (3,666)               (808)
 Proceeds from margin borrowings.........               -                   -                   500
 Distributions to shareholders...........            (1,751)             (1,752)             (1,504)
 Repurchase of shares of beneficial
    interest.............................               -                   (84)             (2,320)
 Distribution from partnership's
    financing cash flows.................             1,025                 -                   -
                                              -------------        ------------        ------------

       Net cash provided by (used in)
         financing activities............             4,190               4,576              (1,743)
                                              -------------        ------------        ------------

Net increase (decrease) in cash and
 cash equivalents........................            (1,092)              5,707                (606)
Cash and cash equivalents, beginning
 of year.................................             7,478               1,771               2,377
                                              -------------        ------------        ------------

Cash and cash equivalents, end of
 year....................................     $       6,386        $      7,478        $      1,771
                                              =============        ============        ============

Reconciliation of net income (loss) to
 net cash provided by operating
 activities
    Net income (loss)....................     $      (1,443)       $       (833)       $        615
    Adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities
    Gain on sale of real estate..........               -                (1,708)               (365)
    Depreciation and amortization........             4,240               3,307               2,663
    Equity in (income) loss of
       partnerships......................              (230)                479                 578
    Provision for losses.................               541               1,429                 221
    (Increase) decrease in interest
       receivable........................                (1)                309                (219)
    (Increase) decrease in other
       assets............................               432                (785)                 98
    Increase (decrease) in other
       liabilities.......................               204                 468                 407
    Increase in interest payable.........               756                 156                  80
    Distributions from partnerships'
       operating cash flow...............                41                 191                 -
                                              -------------        ------------        ------------

         Net cash provided by
         operating activities............     $       4,540        $      3,013        $      4,078
                                              =============        ============        ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                             For the Years Ended December 31,
                                                          ---------------------------------------
                                                             1995           1994           1993
                                                          ----------     ----------     ---------

                                                                 (dollars in thousands)
Schedule of noncash investing activities
 Carrying value of real estate obtained
    in satisfaction of notes receivable
    (with carrying values totaling
    $891 in 1995, $10,095 in 1994
    and $1,939 in 1993).....................              $   891        $11,242        $ 1,939
 Mortgage notes receivable from real
    estate sales............................                  -              365            638
 Notes payable from acquisition of
    real estate.............................               31,022         23,631         13,441
 Prior existing loan assumed by
    borrower................................                  -            9,000            491
 Permanent write down of real estate
    held for investment.....................                  -            1,229            -
 Interest on wraparound mortgage note
    receivable paid directly to
    underlying lienholder...................                  -              855            855
 Unrealized gains on marketable equity
    securities..............................                  412            254          2,363
 Mortgage note receivable from
    settlement of profit participation......                  -            1,414            -


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

Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.

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

Accounting estimates. In the preparation of the Trust's Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for the Trust's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

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

to complete or improve, hold and dispose. The provision for losses is based on estimates, and actual losses may vary from current estimates. Such estimates are reviewed periodically and any additional provision determined to be necessary is charged against earnings in the period in which it becomes reasonably estimable.

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

Annually, all foreclosed properties held for sale are reviewed by the Trust's management and a determination is made if the held for sale classification remains appropriate. The following are among the factors considered in determining that a change in classification to held for investment is appropriate: (i) Trust management has no intent to dispose of the property within the next twelve months; (ii) the property is a "qualifying asset" as defined in the Internal Revenue Code of 1986, as amended; (iii) property improvements have been funded; and (iv) the Trust's financial resources are such that the property can be held long-term. The subsequent classification of property previously held for sale to held for investment does not result in a restatement of previously reported revenues, expenses or net income (loss).

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

Investment in noncontrolled partnerships. The Trust uses the equity method to account for investments in partnerships which it does not control. Under the equity method, the Trust's initial investment, recorded at cost, is increased by the Trust's proportionate share of the partnership's operating income and additional advances and decreased by the Trust's share of the partnership's operating losses and distributions received.

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

Earnings per share. Income (loss) per share of beneficial interest is computed based upon the weighted average number of shares of beneficial interest outstanding during each year, adjusted for the three for two forward share split effected February 15, 1996.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                     1995                         1994
                                           ------------------------     -----------------------
                                            Estimated                  Estimated
                                              Fair          Book          Fair          Book
                                              Value         Value        Value         Value
                                           ----------     ---------    ---------      ---------
 Notes receivable
    Performing..................           $   4,697       $ 4,640      $ 4,368       $  4,720
    Nonperforming, nonaccruing..               2,100         2,100        4,189          6,682
                                           ---------       -------      -------       --------
                                           $   6,797         6,740      $ 8,557         11,402
                                           =========                    =======

 Unamortized (discounts)
    /premiums...................                              (374)                       (413)
 Deferred gain..................                               (67)                        (67)
 Interest receivable............                               240                         293
                                                           -------                    --------
                                                           $ 6,539                    $ 11,215
                                                           =======                    ========

The Trust does not recognize interest income on nonperforming notes receivable. For the years 1995, 1994 and 1993, unrecognized interest income on nonperforming notes totaled $554,000, $1.3 million and $681,000, respectively.

Notes receivable at December 31, 1995 mature from 1996 through 2018, with interest rates ranging from 6.5% to 12.5% and a weighted average rate of 8.3%. Discounts are based on an imputed interest rate of 12% and premiums are based on an imputed interest rate of 10%. Notes receivable are nonrecourse and are collateralized by real estate.

At December 31, 1994, the $1.5 million first mortgage note receivable secured by the Alderwood Apartments in Detroit, Michigan was in default. In May 1995, the Trust accepted $1.0 million in cash in full satisfaction of the debt. A provision for loss of $541,000 was recognized to provide for the loss on the discounted payoff of the mortgage note receivable.

Also at December 31, 1994, another first mortgage note with a principal balance at that date of $891,000 was in default. In March 1995, the Trust recorded the insubstance foreclosure of the collateral property securing the mortgage note receivable. Foreclosure of the property was completed on May 2, 1995. The foreclosure resulted in no loss to the Trust, as the property's estimated fair value at foreclosure, exceeded the carrying value of the note receivable.

At December 31, 1995, two of the Trust's mortgage notes receivable with principal balances totaling $2.1 million were in default. One of the notes, with a principal balance of $1.4 million matured in November 1995. The borrower is currently negotiating with the Trust for an extension of the note in return for a principal paydown and payment of all accrued interest. The Trust does not anticipate incurring a loss on this note as the estimated value of the property securing the note is in excess of the carrying value of the note. The other note, with a

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.   NOTES AND INTEREST RECEIVABLE (Continued)

principal balance of $700,000, matured in July 1993. The Trust continues to receive partial interest payments monthly on the note. The Trust is evaluating its options with respect to foreclosure of the collateral property and does not anticipate incurring a loss on this note in excess of previously established reserves.

In May 1994, the Trust sold the Forest Ridge Shopping Center, a foreclosed property held for sale, financing the sale through acceptance of a $365,000 purchase money mortgage. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

In December 1994, the Trust received payment in full of the wraparound mortgage note secured by the Fountainview Retirement Center. The Trust received $5.0 million in cash, equal to the Trust's equity in the wraparound mortgage note. In addition, the note agreement required that the debtor make an additional profit participation payment. In settlement of the profit participation, the borrower assigned a $1.8 million first mortgage, secured by Cypress Creek Executive Court, an office building in Ft. Lauderdale, Florida, to the Trust for which the Trust paid $283,000 in cash. The Trust discounted the note to yield 12.0% per annum. The Trust recognized a $1.1 million gain on the settlement of the profit participation, which is included in "Gain on sale of real estate" on the Trust's Statement of Operations.

In September 1994, the Trust recorded the insubstance foreclosure of the Circletree Apartments and the Woodbridge Apartments, the collateral properties securing two of the Trust's mortgage notes receivable. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

NOTE 3.   ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                       1995         1994         1993
                                     --------     --------     ---------
 Balance January 1,..............    $  9,223     $  8,946     $ 9,177
 Provision for losses............         541          -           -
 Amounts reclassified from
    investment in partnerships...         -          1,109         -
 Write down of property..........        (700)         -           -
 Amounts charged off.............      (2,759)        (832)       (231)
                                     --------     --------     -------
 Balance December 31,............    $  6,305     $  9,223     $ 8,946
                                     ========     ========     =======

In addition to the above, the provision for losses in the accompanying Consolidated Statements of Operations consists of a $1.2 million write down of the carrying value of the Genesee Towers office building to the amount of the nonrecourse mortgage and a $200,000 loss on the sale of a foreclosed property held for sale in 1994, and a $221,000 loss on the sale of a foreclosed property held for sale in 1993. See NOTE 4. "REAL ESTATE AND DEPRECIATION" and NOTE 7. "NOTES AND INTEREST PAYABLE."

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE AND DEPRECIATION

In 1995, the Trust purchased four apartment complexes and three industrial warehouse facilities.

In February 1995, the Trust purchased the Sullyfield Commerce Center, a 243,813 square foot industrial facility in Chantilly, Virginia, for $11.0 million. The Trust paid $2.2 million in cash and the seller provided mortgage financing for the remainder of the purchase price.

In March 1995, the Trust purchased the Kelly Warehouses, six industrial warehouse facilities with a total of 330,334 square feet in Dallas, Texas, for $5.4 million. The Trust paid $696,000 in cash and obtained new mortgage financing for the remainder of the purchase price.

In May 1995, the Trust purchased the Willo-Wick Gardens Apartments, a 152 unit apartment complex in Pensacola, Florida, for $3.6 million. The Trust paid $687,000 in cash and assumed the existing first mortgage.

In July 1995, the Trust purchased the McCallum Glen Apartments, a 275 unit apartment complex in Dallas, Texas, for $6.0 million. The Trust paid $1.8 million in cash and obtained new mortgage financing for the remainder of the purchase price.

In November 1995, the Trust purchased the Willow Wick Apartments, a 104 unit apartment complex in North Augusta, South Carolina, for $1.5 million. The Trust paid $595,000 in cash and assumed the existing first mortgage.

In December 1995, the Trust purchased the Heritage on the River Apartments, a 301 unit apartment complex in Jacksonville, Florida, for $7.9 million. The Trust paid $1.4 million in cash and assumed the existing first mortgage.

Also in December 1995, the Trust purchased the Brookfield Corporate Center, a 63,504 square foot industrial facility in Chantilly, Virginia for $3.5 million. The Trust paid $650,000 in cash and the seller provided mortgage financing for the remainder of the purchase price.

In December 1995, the Trust's management made its annual review of the Trust's real estate portfolio and reclassified the Forest Ridge Apartments, Quail Oaks Apartments, Sunset Lake Apartments and Woodbridge Apartments from properties held for sale to properties held for investment. At December 31, 1995, Rivertree Apartments in Hurst, Texas, was under contract for sale and was reclassified from properties held for investment to properties held for sale.

In 1994, the Trust purchased the following seven apartment complexes: the Fountain Lake Apartments, a 166 unit apartment complex in Texas City, Texas; the McCallum Crossing Apartments, a 322 unit apartment complex in Dallas, Texas; the Willowcreek Apartments, a 112 unit apartment complex in El Paso, Texas; the Park Avenue Apartments, a 108

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

unit apartment complex in Clute, Texas; the Parkwood Knoll Apartments, a 178 unit apartment complex in San Bernardino, California; the Pierce Towers Apartments, a 57 unit apartment complex in Denver, Colorado; and the In The Pines Apartments, a 242 unit apartment complex in Gainesville, Florida; and one commercial property, the McLeod Commerce Center, a 111,115 square foot industrial facility in Orlando, Florida, for a total of $32.6 million. The Trust paid $7.7 million in cash and either obtained new mortgage financing or assumed existing mortgage debt for the remainder of the purchase prices.

In September 1994, the Trust recorded the insubstance foreclosure of two apartment complexes, the Sunset Lake Apartments, a 414 unit apartment complex in Waukegan, Illinois, and the Woodbridge Apartments, a 194 unit apartment complex in Westminster, Colorado. Both properties had estimated fair values, less estimated costs of sale, which either approximated or exceeded the carrying value of the Trust's mortgage notes receivable. The foreclosures resulted in no loss to the Trust.

In 1994, the Trust sold two shopping centers: Kimberly Square Shopping Center in Fort Lauderdale, Florida and the Forest Ridge Shopping Center in Denton, Texas; one apartment complex, the Oak Forest Apartments in Tampa, Florida; a 546 acre tract of undeveloped land in Morgan, Utah; and two single family residences, one in Arizona and the other in South Dakota, all of which were foreclosed properties held for sale. The Trust received $2.2 million in cash and provided purchase money financing of $365,000 in connection with the sales. The Trust incurred a loss of $200,000 in excess of previously established reserves on the sale of the apartment complex. No loss in excess of previously established reserves was recognized on any of the other sales.

NOTE 5.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Trust's investments in marketable equity securities consist of the following:

                                                          1995               1994
                                                      ------------      ------------
American Realty Trust, Inc. ("ART").............      $      3,017      $      2,659
National Income Realty Trust ("NIRT")...........               941               894
Transcontinental Realty Investors, Inc.("TCI")..               795               788
                                                      ------------      ------------
                                                      $      4,753      $      4,341
                                                      ============      ============

The Trust's marketable equity securities are considered available-for-sale and are carried at fair value (period end market value). The Trustees of the Trust are also directors of TCI and the executive officers of the Trust are also executive officers of ART and TCI. The Trust's advisor serves as advisor to ART and TCI and prior to March 31, 1994 to NIRT.

Section 5.3(g) of the Trust's Declaration of Trust limits to 18 months the period of time that the Trust can hold an investment in an equity security. The Trust's shareholders approved an amendment to the Trust's

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5.  INVESTMENT IN MARKETABLE EQUITY SECURITIES (Continued)

Declaration of Trust allowing the Trust to hold these shares of ART, NIRT and TCI until July 30, 1996. At the Annual Meeting of Shareholders to be held in April 1996, the Trust's shareholders will be asked to repeal Section 5.3(g) of the Trust's Declaration of Trust which limits the holding period of equity investments by the Trust.

The Trust has margin arrangements with brokerage firms which provide for borrowings of up to 50% of the market value of equity securities. The borrowings under such margin arrangement are secured by equity securities of ART, NIRT and TCI and bear interest at 8.2% per annum. Margin borrowings were $411,000 at December 31, 1995 and 1994 and are included in other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 6.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investments in equity method partnerships consist of the following:

                                          1995        1994
                                        --------    --------
 Sacramento Nine ("SAC 9")........      $    (48)   $    947
 Indcon, L.P. ("Indcon")..........        13,018      12,858
                                        --------    --------
                                        $ 12,970    $ 13,805
                                        ========    ========

The Trust, in partnership with NIRT, owns SAC 9, which in turn owns two office buildings in the vicinity of Sacramento, California. The Trust has a 30% interest in the partnership's earnings, losses and distributions.

In August 1995, SAC 9 obtained mortgage financing secured by a previously unencumbered office building in the amount of $3.5 million. SAC 9 received net cash of $3.4 million after the payment of various closing costs associated with the financing, of which the Trust's equity share was $1.0 million.

In 1993, SAC 9 sold three of its office buildings for a total of $4.5 million. SAC 9 received net cash of $2.5 million, of which the Trust's equity share was $748,000 and recognized gains totaling $1.2 million on the sales, of which the Trust's equity share was $365,000.

The Trust and NIRT are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% interest in the partnership's earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, which owns 31 industrial warehouse facilities. The Indcon partnership agreement requires the consent of both the Trust and NIRT for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in Indcon using the equity method.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

In February and March 1996, Indcon completed the sale of 25 of its industrial warehouses for $36.2 million in cash. Indcon received net cash of $11.1 million, of which the Trust's equity share was $6.7 million, after the payoff of existing mortgage debt with a principal balance of $23.5 million. Indcon will recognize a gain of approximately $617,000 on the sale, of which the Trust's equity share will be approximately $370,000.

Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:

                                                          1995                1994
                                                     -------------       ---------------
 Real estate, net of accumulated
    depreciation ($13,736 in 1995 and
    $19,318 in 1994)......................           $      44,712       $        46,416
 Other assets.............................                   5,529                 4,398
 Notes payable............................                 (28,391)              (25,757)
 Other liabilities........................                    (390)                 (335)
                                                     -------------       ---------------
 Partners' capital........................           $      21,460       $        24,722
                                                     =============       ===============


                                                          1995                1994                  1993
                                                     -------------       ---------------      ---------------
 Rents........................                       $       7,766       $         7,322      $         7,082
 Depreciation.................                              (2,080)               (2,271)              (2,016)
 Property operations..........                              (2,186)               (2,772)              (2,720)
 Interest.....................                              (3,506)               (2,747)              (3,050)
                                                     -------------       ---------------      ---------------
 (Loss) before gain on sale
    of real estate.............                                 (6)                 (468)                (704)
 Gain on sale of real estate..                                 -                     962                1,216
                                                     -------------       ---------------      ---------------
 Net income (loss)............                       $          (6)      $           494      $           512
                                                     =============       ===============      ===============

NOTE 7.  NOTES AND INTEREST PAYABLE

Notes and interest payable consist of the following:

                                                     1995                              1994
                                           ------------------------          -----------------------
                                            Estimated                        Estimated
                                              Fair           Book               Fair             Book
                                              Value         Value               Value            Value
                                           ----------     ---------          ----------        ---------
 Notes payable...............              $  126,445     $  134,262         $   91,936        $   97,680
                                           ==========                        ==========
 Interest payable............                                  1,243                                  572
                                                          ----------                           ----------
                                                          $  135,505                           $   98,252
                                                          ==========                           ==========


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.   NOTES AND INTEREST PAYABLE (Continued)

Scheduled principal payments on notes payable are due as follows:
 1996...............................................            $     20,612
 1997...............................................                  21,091
 1998...............................................                  13,556
 1999...............................................                   1,710
 2000...............................................                  14,158
 Thereafter.........................................                  63,135
                                                                ------------
                                                                $    134,262
                                                                ============

Notes payable at December 31, 1995 bear interest at rates ranging from 3.0% to 10.5% and mature between 1996 and 2024. These notes payable are nonrecourse and are collateralized by deeds of trust on real estate with a carrying value of $206.3 million.

In February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the Trust wrote down the carrying value of the property by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage. In February 1996, the Trust and the lender entered into a forbearance agreement that provides, among other things, that for a period of 90 days, the Trust make monthly payments of the greater of regular scheduled principal and interest or cash flow from the property. The deed to the property has been placed in escrow during the term of the forbearance agreement. The Trust anticipates that the property will be returned to the lender at the expiration of the agreement. The Trust does not anticipate incurring a loss as the carrying value of the property has been written down to the amount of the nonrecourse mortgage debt, which approximates fair value of the property at December 31, 1995.

In May and December 1995, the Trust refinanced the mortgage debt secured by the Sunset Lake Apartments in Waukegan, Illinois in the amount of $8.0 million.
The Trust received net cash of $5.3 million after the payoff of $1.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund repair escrows and to pay various closing costs associated with the refinancings. The new mortgage bears interest at 7.625% per annum, requires monthly payments of principal and interest of $60,000 and matures in January 2006.

Also in 1995, the Trust obtained mortgage financing secured by the previously unencumbered Quail Oaks Apartments in Balch Springs, Texas in the amount of $750,000. The mortgage bears interest at a variable rate, 9.75% at December 31, 1995, requires monthly payments of principal and interest, currently $7,000 and matures in August 2000. The Trust received net cash of $734,000 after the payment of various closing costs associated with the financing.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.   NOTES AND INTEREST PAYABLE (Continued)

In 1995, the Trust purchased four apartment complexes and three industrial warehouse facilities for a total of $38.9 million. In connection with the acquisitions, the Trust either assumed existing mortgage debt or obtained new mortgage financing totaling $31.0 million. The new mortgages bear interest at rates ranging from 6.0% to 9.915% per annum, require monthly payments of principal and interest, currently totaling $243,000, and mature from May 1997 to January 2013.

In 1994, the Trust obtained mortgage financing secured by the previously unencumbered Park Lane Apartments in Dallas, Texas, Southgate Apartments in Roundrock, Texas, 4242 Cedar Springs Apartments in Dallas, Texas and Willow Creek Apartments in El Paso, Texas in the total amount of $7.5 million. The Trust received net cash of $6.9 million. The remainder of the financing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the financings. The mortgages bear interest at rates ranging from 8.66% to 10.25% per annum, require monthly payments of principal and interest and mature in February 2019, May 2004, June 2004 and January 2002, respectively.

Also in 1994, the Trust refinanced the mortgage debt secured by the Stone Oak Place Apartments in San Antonio, Texas, in the amount of $3.3 million. The Trust received net cash of $577,000 after the payoff of $2.5 million in existing mortgage debt that was scheduled to mature in April 1995. The remainder of the refinancing proceeds were used to fund escrows for replacements and repairs and to pay various closing costs associated with the refinancing. The new $3.3 million mortgage bears interest at 9.9% per annum, requires monthly principal and interest payments of $31,000 and matures in August 2004.

In 1994, the Trust purchased seven apartment complexes and one industrial warehouse facility for a total of $32.7 million. In connection with the acquisitions, the Trust either assumed existing mortgage debt or obtained new mortgage financing totaling $23.6 million. The mortgages bear interest at rates ranging from 5.9% to 9.6% per annum, require monthly payments of principal and interest totaling $176,000 and mature from December 1997 to July 2011.

NOTE 8.   DISTRIBUTIONS

In January 1993, the Trust's Board of Trustees approved the resumption of the payment of regular quarterly distributions to shareholders. In 1995 and 1994, the Trust paid distributions of $.40 per share of beneficial interest totaling $1.8 million in each year. In 1993, the Trust paid distributions of $.33 per share of beneficial interest totaling $1.5 million.

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1995, 1994 and 1993 represented a return of capital.

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

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and acquisitions, lending, foreclosure and borrowing activity, and other investments. The Advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Trust's Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Trust's Board of Trustees. The Advisory Agreement also requires prior approval of the Trust's Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel.

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

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for
the Trust.   BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Trust. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties and BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services to the Trust.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.     ADVISORY AGREEMENT (Continued)

The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust.

Under the Advisory Agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust. The effect of this limitation was to require that BCM refund $250,000 of the annual advisory fee for 1995. The operating expenses of the Trust did not exceed such limitation in 1994 and 1993.

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

NOTE 10.    PROPERTY MANAGEMENT

Carmel, Ltd., an affiliate of BCM, provides property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property- level management and leasing of twelve of the Trust's commercial properties and the industrial warehouse facilities owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty, which is owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11.    REAL ESTATE BROKERAGE

Carmel Realty, also an affiliate of BCM, provides brokerage services to the Trust on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property acquisitions and sales, in accordance with a sliding scale of total fees to be paid by the Trust.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM, the Trust's advisor, and its affiliates:

                                                           1995                 1994                1993
                                                       ------------        -------------       -------------
 Fees
    Advisory.................                          $      1,264        $       1,326       $       1,160
    Real estate brokerage                                     1,581                1,480                 686
    Mortgage brokerage and
      equity refinancing.....                                   142                  100                  33
    Property and construction
      management fees and
      leasing commissions*...                                   806                  570                 296
                                                       ------------        -------------       -------------
                                                       $      3,793        $       3,476       $       2,175
                                                       ============        =============       =============

 Cost reimbursements........                           $        506        $         524       $         453
                                                       ============        =============       =============

_________________________

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13.    RENTS UNDER OPERATING LEASES

The Trust's operations include the leasing of commercial properties (office buildings, industrial facilities and shopping centers). The leases thereon expire at various dates through 2005. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1995:

    1996............................................                $ 8,556
    1997............................................                  7,013
    1998............................................                  5,174
    1999............................................                  2,670
    2000............................................                  1,953
    Thereafter......................................                  6,992
                                                                    -------
                                                                    $32,358
                                                                    =======

NOTE 14.    INCOME TAXES

For the years 1995, 1994 and 1993, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DISTRIBUTIONS."

The Trust had a loss for federal income tax purposes in 1995, 1994 and 1993; therefore, the Trust recorded no provision for income taxes.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.    INCOME TAXES (Continued)

The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1995, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $21.5 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1995, the Trust had a tax net operating loss carryforward of $46 million expiring through 2010.

As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 15.    COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Trust, together with Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI"), NIRT and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Modification") which settled subsequent claims of breaches of the settlement which were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Modification was preliminarily approved by the court on July 1, 1994. Final court approval of the Modification was entered on December 12, 1994. The effective date of the Modification was January 11, 1995.

The Modification, among other things, provided for the addition of three new unaffiliated members to the Trust's Board of Trustees and sets forth new requirements for the approval of any transactions with affiliates until April 28, 1999. In addition, BCM, the Trust's advisor, Gene E. Phillips and William
S. Friedman, the President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, IORI, NIRT and TCI, of which the Trust's share is $750,000. As of March 1, 1996, the Trust had received payments totaling $594,000. The remaining $156,000 is to be paid in monthly installments through August 1, 1996.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.    COMMITMENTS AND CONTINGENCIES (Continued)

Under the Modification, the Trust, IORI, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, IORI, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

Pursuant to the terms of the Modification, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Trust's Board of Trustees. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

For purposes of the Modification requirements, the term "related party transaction" means and includes (i) any transaction between or among the Trust or IORI, NIRT or TCI or any of their affiliates or subsidiaries; (ii) any transaction between or among the Trust, its affiliates or subsidiaries and the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates; and (iii) any transaction between or among the Trust or any of its affiliates or subsidiaries and a third party with whom the Advisor, Mr. Phillips, Mr. Friedman or any of their affiliates has an ongoing or contemplated business or financial transaction or relationship of any kind, whether direct or indirect, or has had such a transaction or relationship in the preceding one year.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the Trust's shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and IORI, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.    COMMITMENTS AND CONTINGENCIES (Continued)

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, IORI, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification.

Other litigation. The Trust is also involved in various lawsuits arising in the ordinary course of business. The Trust's management is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 16.    QUARTERLY DATA

The following is a tabulation of the Trust's quarterly results of operations for the years 1995 and 1994.

                                                                   Three Months Ended
                                           -------------------------------------------------------------------
1995                                         March 31          June 30         September 30        December 31
----                                       ------------      ------------      ------------        -----------
Revenues......................             $      8,668      $      9,627      $      9,836        $     10,408
Expenses......................                    9,312             9,710            10,173              10,787
                                           ------------      ------------      ------------        ------------

Net (loss)....................             $       (644)     $        (83)     $       (337)       $       (379)
                                           ============      ============      ============        ============

Earnings per share
Net (loss)....................             $       (.15)     $       (.02)     $       (.08)       $       (.08)
                                           ============      ============      ============        ============

------------------------

The Trust purchased seven properties in 1995; two industrial facilities in the first quarter, an apartment complex in each of the second and third quarters, and two apartment complexes and an industrial facility in the fourth quarter.

                                                                  Three Months Ended
                                           -------------------------------------------------------------------
1994                                          March 31          June 30        September 30        December 31
----                                       ------------      ------------      ------------        -----------
Revenues......................             $      6,521      $      6,800      $      7,711        $      8,230
Expenses......................                    6,850             7,399             7,891               9,663
                                           ------------      ------------      ------------        ------------

(Loss) from operations........                     (329)             (599)             (180)             (1,433)
Gain on sale of real estate...                      -                 577               -                 1,131
                                           ------------      ------------      ------------        ------------

Net (loss)....................             $       (329)     $        (22)     $       (180)       $       (302)
                                           ============      ============      ============        ============

Earnings per share
Net (loss)....................             $       (.07)     $       (.01)     $       (.04)       $       (.07)
                                           ============      ============      ============        ============

The Trust purchased eight properties in 1994, two apartment complexes in each of the first and second quarters, two apartment complexes and one industrial facility in the third quarter and one apartment complex in the fourth quarter.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.    QUARTERLY DATA (Continued)

In the second quarter, the Trust recognized a $577,000 gain on the sale of an industrial warehouse facility by Indcon and in the fourth quarter, the Trust recognized a $1.1 million gain on the settlement of a profit participation related to the payoff of one of the Trust's mortgage note receivables.

NOTE 17.    SUBSEQUENT EVENTS

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. The note bears interest at 12% per annum and requires monthly interest only payments to the extent of available cash flow. Any accrued but unpaid interest is added to the principal balance of the note annually. In addition, the note requires quarterly principal payments equal to the excess property cash flow for the quarter. The note matures in October 1998 with an option to extend the note to December 2000. The Trust has also guaranteed the underlying $3.0 million first mortgage secured by the property. The Trust has an option to purchase a 50% interest in the partnership which owns the Signature Athletic Club building for $100 at any time. The option expires in December 2005.

At December 31, 1995, Rivertree Apartments in Hurst, Texas, was under contract for sale and was reclassified from properties held for investment to properties held for sale. In February 1996, the Trust completed the sale of the Rivertree Apartments for $1.8 million. In conjunction with the sale, the Trust provided $750,000 of purchase money financing in the form of a wraparound mortgage note. The Trust received cash of $959,000 after payment of various closing costs associated with the sale. The Trust will recognize a gain of approximately $378,000 on the sale.

In March 1996, the Trust purchased the Hampton Court Office Building, a 104,001 square foot office building in Dallas, Texas for $7.7 million. The Trust paid $1.1 million in cash and obtained new mortgage financing for the remainder of the purchase price. In conjunction with the financing the Trust established various escrow accounts in the amount of $1.5 million.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995

                                                                      Cost
                                                                   Capitalized
                                                                   Subsequent
                                                                       to            Gross Amounts of Which Carried
                                         Initial Cost to Trust     Acquisition               at End of Year
                                      --------------------------   ------------   ---------------------------------------
                                                    Buildings &                                Buildings &
  Property/Location    Encumbrances     Land        Improvements   Improvements     Land       Improvements      Total(1)
---------------------  ------------   --------      ------------   ------------   --------     ------------      --------
                                                                           (dollars in thousands)
Properties Held for Investment
------------------------------

APARTMENTS
----------
Apple Creek...........   $      -     $     167       $     946     $     194     $     167      $    1,140     $    1,307
  Dallas, TX
Camelot...............      3,091         1,230           2,870            87         1,230           2,957          4,187
  Largo, FL
Cedar Springs.........      1,429           372           1,117             -           372           1,117          1,489
  Dallas, TX
Country Crossings.....      2,708           772           2,444           144           772           2,588          3,360
  Tampa, FL
Edgewood..............      6,654           598           6,872         1,469           598           8,341          8,939
  Lansing, IL
El Chapparal..........      2,675           279           2,821           432           279           3,253          3,532
  San Antonio, TX
Fairways..............      1,175           657           1,532            97           657           1,629          2,286
  Longview, TX
Forest Ridge..........          -           212             849            70           212             919          1,131
  Denton, TX
Fountain Lake.........      2,465           861           2,585             -           861           2,585          3,446
  Texas City, TX
Heritage on the River.      6,501         2,070           6,211             -         2,070           6,211          8,281
  Jacksonville, FL
In the Pines..........      5,339         1,288           5,154           244         1,288           5,398          6,686
  Gainesville, FL
McCallum Crossing.....      6,280         2,005           6,017             -         2,005           6,017          8,022
  Dallas, TX
McCallum Glen.........      4,134         1,257           5,027             -         1,257           5,027          6,284
  Dallas, TX
Park Avenue...........          -           224             674            27           224             701            925
  Clute, TX
Park Lane.............      1,222           175             978            80           175           1,058          1,233
  Dallas, TX
Parkwood Knoll........      5,103         1,659           4,975             -         1,659           4,975          6,634
  San Bernardino, CA
Pierce Tower..........      1,955           566           2,262             -           566           2,262          2,828
  Denver, CO
Ravenswood............          -           130             897         1,219           130           2,116          2,246
  Stratford, NJ
Quail Oaks............        747            90           2,160            92            90           2,252          2,342
  Balch Springs, TX
Somerset..............      2,628           936           2,811             -           936           2,811          3,747
  Texas City, TX
Southgate Square......      2,951           347           1,967           202           347           2,169          2,516
  Round Rock, TX


                                                                            Life On Which
                                                                            Depreciation
                                                                              in Latest
                                                                              Statement
                              Accumulated      Date of          Date        of Operations
  Property/Location           Depreciation   Construction     Acquired       is Computed
---------------------         ------------   ------------     --------      --------------
                                                  (dollars in thousands)
Properties Held for Investment
------------------------------

APARTMENTS
----------
Apple Creek...........         $      198         1971          Dec-90         5-40 years
  Dallas, TX
Camelot...............                208         1975          Aug-93         5-40 years
  Largo, FL
Cedar Springs.........                 98         1984          Jun-92         5-40 years
  Dallas, TX
Country Crossings.....                220         1973          Apr-93         5-40 years
  Tampa, FL
Edgewood..............              2,516         1972          Aug-87         5-40 years
  Lansing, IL
El Chapparal..........                940         1963          Jan-88         5-40 years
  San Antonio, TX
Fairways..............                149         1980          Mar-93         5-40 years
  Longview, TX
Forest Ridge..........                136         1975          Nov-91         5-40 years
  Denton, TX
Fountain Lake.........                122         1975          Feb-94         5-40 years
  Texas City, TX
Heritage on the River.                 13         1973          Dec-95         5-40 years
  Jacksonville, FL
In the Pines..........                152         1972          Dec-94         5-40 years
  Gainesville, FL
McCallum Crossing.....                276         1985          Mar-94         5-40 years
  Dallas, TX
McCallum Glen.........                 52         1986          Jul-95         5-40 years
  Dallas, TX
Park Avenue...........                 30         1981          Jun-94         5-40 years
  Clute, TX
Park Lane.............                185         1972          Dec-90         5-40 years
  Dallas, TX
Parkwood Knoll........                176         1986          Aug-94         5-40 years
  San Bernardino, CA
Pierce Tower..........                 75         1958          Sep-94         5-40 years
  Denver, CO
Ravenswood............                976         1964          Feb-86         5-40 years
  Stratford, NJ
Quail Oaks............                645         1982          Feb-87         5-40 years
  Balch Springs, TX
Somerset..............                146         1985          Dec-93         5-40 years
  Texas City, TX
Southgate Square......                373         1983          Apr-91         5-40 years
  Round Rock, TX

                     CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE III
                                                                     (Continued)
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995

                                                                      Cost
                                                                   Capitalized
                                                                   Subsequent
                                                                       to            Gross Amounts of Which Carried
                                         Initial Cost to Trust     Acquisition               at End of Year
                                      --------------------------   ------------   ---------------------------------------
                                                    Buildings &                                Buildings &
  Property/Location    Encumbrances     Land        Improvements   Improvements     Land       Improvements      Total(1)
---------------------  ------------   --------      ------------   ------------   --------     ------------      --------
                                                      (dollars in thousands)
Properties Held for Investment - (Continued)
------------------------------

Stone Oak.............   $  3,240     $     649       $   2,598     $     164     $     649      $    2,762     $    3,411
  San Antonio, TX
Sunset Lake...........      8,000         1,626           6,544           202         1,626           6,746          8,372
  Waukegan, IL
Sunset Towers.........     14,076         4,143          16,554         (642)         4,143          15,912         20,055
  San Francisco, CA
Willow Creek..........      1,835           608           1,832            31           608           1,863          2,471
  El Paso, TX
Will-O-Wick...........      2,813           747           2,990             -           747           2,990          3,737
  Pensacola, FL
Willow Wick...........        930           324           1,305             -           324           1,305          1,629
  North Augusta, NC
Woodbridge............        959           899           2,099            86           899           2,185          3,084
  Westminster, CO

INDUSTRIAL FACILITIES
---------------------
Brookfield Corporate
  Center..............      2,800           727           2,909             -           727           2,909          3,636
  Chantilly, VA
Kelly Warehouses......      4,997         1,136           4,856             -         1,136           4,856          5,992
  Dallas, TX
McLeod Commerce Center      2,178           673           2,693            86           673           2,779          3,452
  Orlando, FL
Northgate Distribution      3,119           876           3,505           215           876           3,720          4,596
  Marietta, GA
Sullyfield Commercial
  Center..............      8,800         2,299           9,196             -         2,299           9,196         11,495
  Chantilly, VA

OFFICE  BUILDINGS
-----------------
Genesee Towers........      8,815           212          10,367       (1,048)           212           9,319          9,531
  Flint, MI
NASA..................          -           410           3,319       (1,173)           410           2,146          2,556
  Houston, TX
Tollhill West.........      5,243         1,634           6,538           909         1,634           7,447          9,081
  Dallas, TX
Windsor Plaza.........        863         1,429           4,441         (790)         1,429           3,651          5,080
  Windcrest, TX

SHOPPING CENTERS
----------------
Builders Square.......      1,230         1,160           1,740             -         1,160           1,740          2,900
  St. Paul, MN
Rio Pinar.............      6,095         3,190           5,205           214         3,190           5,419          8,609
                         --------     ---------       ---------     ---------     ---------      ----------     ----------
  Orlando, FL
                          133,052        38,637         149,860         2,611        38,637         152,471        191,108
                         --------     ---------       ---------     ---------     ---------      ----------     ----------


                                                                            Life On Which
                                                                            Depreciation
                                                                              in Latest
                                                                              Statement
                              Accumulated      Date of          Date        of Operations
  Property/Location           Depreciation   Construction     Acquired       is Computed
---------------------         ------------   ------------     --------      --------------
                                                  (dollars in thousands)
Properties Held for Investment - (Continued)
------------------------------

Stone Oak.............         $      477         1978          Mar-90         5-40 years
  San Antonio, TX
Sunset Lake...........                222         1969          Sep-94         5-40 years
  Waukegan, IL
Sunset Towers.........              1,821         1961          Aug-91         5-40 years
  San Francisco, CA
Willow Creek..........                 82         1972          May-94         5-40 years
  El Paso, TX
Will-O-Wick...........                 50         1974          May-95         5-40 years
  Pensacola, FL
Willow Wick...........                  5         1971          Nov-95         5-40 years
  North Augusta, NC
Woodbridge............                 69         1968          Sep-94         5-40 years
  Westminster, CO

INDUSTRIAL FACILITIES
---------------------
Brookfield Corporate
  Center..............                  6                       Dec-95         5-40 years
  Chantilly, VA
Kelly Warehouses......                132                       Mar-95         5-40 years
  Dallas, TX
McLeod Commerce Center                 97         1985          Sep-94         5-40 years
  Orlando, FL
Northgate Distribution                241         1987          Nov-93         5-40 years
  Marietta, GA
Sullyfield Commercial
  Center..............                201                       Feb-95         5-40 years
  Chantilly, VA

OFFICE  BUILDINGS
-----------------
Genesee Towers........                877         1968          Oct-92         5-40 years
  Flint, MI
NASA..................              1,053         1979          Oct-85         5-40 years
  Houston, TX
Tollhill West.........              1,049         1984          Jun-91         5-40 years
  Dallas, TX
Windsor Plaza.........              1,585         1984          Nov-86         5-40 years
  Windcrest, TX

SHOPPING CENTERS
----------------
Builders Square.......                192         1972          Aug-91         5-40 years
  St. Paul, MN
Rio Pinar.............                580         1984          Dec-91         5-40 years
                               ----------
  Orlando, FL
                                   16,395
                               ----------

                     CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION          (Continued)
                               December 31, 1995


                                                                      Cost
                                                                   Capitalized
                                                                   Subsequent
                                                                       to            Gross Amounts of Which Carried
                                         Initial Cost to Trust     Acquisition               at End of Year
                                      --------------------------   ------------   ---------------------------------------
                                                    Buildings &                                Buildings &
  Property/Location    Encumbrances     Land        Improvements   Improvements     Land       Improvements      Total(1)
---------------------  ------------   --------      ------------   ------------   --------     ------------      --------
                                                      (dollars in thousands)
Properties Held for Sale
------------------------

APARTMENTS
----------
Driftwood.............   $      -     $     178       $     713     $      19     $     178      $      732     $     910
  Detroit, MI
Rivertree.............        751           266           1,063           541           266           1,604         1,870
  Hurst, TX
Shadowridge...........          -            85             338           138            85             476           561
  Rock Springs, WY

INDUSTRIAL FACILITY
-------------------
Ogden.................          -            52           1,568           208            52           1,776         1,828
  Ogden, UT

OFFICE  BUILDING
----------------
Pinemont Office.......        459           175             526             5           175             531           706
  Houston, TX

LAND
----
Del Ray Forum.........          -         1,202               -            12         1,214               -         1,214(2)
  Miami, FL
Northwest Crossing....          -         1,238               -             -         1,238               -         1,238
  Houston, TX
Round Mt..............          -         5,740               -            94         5,834               -         5,834(2)
  Austin, TX

                         --------     ---------       ---------     ---------     ---------      ----------     ---------

                            1,210         8,936           4,208         1,017         9,042           5,119        14,161
                         --------     ---------       ---------     ---------     ---------      ----------     ---------

                         $134,262     $  47,573       $ 154,068     $   3,629     $  47,679      $  157,591       205,269
                         ========     =========       =========     =========     =========      ==========


Allowance for estimated losses                                                                                     (5,117)
                                                                                                                ---------
                                                                                                                $ 200,152
                                                                                                                =========
                                                                            Life On Which
                                                                            Depreciation
                                                                              in Latest
                                                                              Statement
                              Accumulated      Date of          Date        of Operations
  Property/Location           Depreciation   Construction     Acquired       is Computed
---------------------         ------------   ------------     --------      --------------
                                                  (dollars in thousands)
Properties Held for Sale
------------------------

APARTMENTS
----------
Driftwood.............        $      14
  Detroit, MI
Rivertree.............              602          1965          Sep-90         5-40 years
  Hurst, TX
Shadowridge...........               89          1973          Jan-91         5-40 years
  Rock Springs, WY

INDUSTRIAL FACILITY
-------------------
Ogden.................              608          1979          Jan-86         5-40 years
  Ogden, UT

OFFICE  BUILDING
----------------
Pinemont Office.......               27          1979          Dec-93         5-40 years
  Houston, TX

LAND
----
Del Ray Forum.........                -           -            May-86                  -
  Miami, FL
Northwest Crossing....                -           -            Dec-93                  -
  Houston, TX
Round Mt..............                -           -            Dec-86                  -
  Austin, TX

                              ---------

                                  1,340
                              ---------

                              $  17,735
                              =========


Allowance for estimated losses

_____________________________

(1) The aggregate cost for federal income tax purposes is $208,408.

(2) An allowance for estimated losses has been provided to reduce the carrying value of this property to the Trust's estimate of fair value minus estimated costs of sale.

                                                                    SCHEDULE III
                                                                     (Continued)



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                              1995                 1994                 1993
                                                         ---------------      ---------------      ---------------
                                                                          (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1,..........................          $       162,823      $       121,861      $       102,575

 Additions
    Acquisitions and improvements..............                   42,306               35,107               18,608
    Foreclosures...............................                      891               11,242                  -
    Settlement of note receivable..............                      -                    -                  1,939

 Deductions
    Sales......................................                      (51)              (3,558)              (1,261)
    Permanent write-downs......................                      -                 (1,229)                 -
    Refund of excess acquisition
       fees....................................                      -                   (600)                 -
                                                         ---------------      ---------------      ---------------


Balance at December 31,........................          $       205,969      $       162,823      $       121,861
                                                         ===============      ===============      ===============



Reconciliation of Accumulated
 Depreciation

Balance at January 1,..........................          $        13,459      $        10,378      $         8,018

 Additions
    Depreciation...............................                    4,279                3,214                2,431

 Deductions
    Sales......................................                       (3)                (133)                 (71)
                                                         ---------------      ---------------      ---------------


Balance at December 31,........................          $        17,735      $        13,459      $        10,378
                                                         ===============      ===============      ===============

                     CONTINENTAL MORTGAGE AND EQUITY TRUST           SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1995




                        Interest     Maturity                                                    Prior       Face Amount
 Description              Rate         Date      Periodic Payment Terms                          Liens       of Mortgage
-------------           --------     --------    ----------------------                          -----       -----------
                                                                                                  (dollars in thousands)
FIRST MORTGAGE LOANS

Buena Vista Office       12.00%      7/93        Monthly principal and interest payments         $    -      $     700
secured by office                                of $8,870.
building in
Titusville, FL.

Country Elms              8.00%      5/02        Monthly interest only payments through               -            380
secured by mobile home                           June 1993.  Monthly principal and interest
park in Galesburg, IL.                           payments of $3,154 beginning July 1993.

Cypress Creek             8.00%      2/09        Monthly payments of principal and interest.          -          1,800
secured by office          to
building in Ft.           9.00%
Lauderdale, FL.

English Hills             8.50%      6/99        Monthly payments of interest only through June       -            590
secured by apartment       to                    1995. Monthly payments of principal and
complex in Tampa, FL.     9.00%                  interest thereafter.  $25,000 principal pay-
                                                 ment due June 1997.

Forest Ridge              7.50%      5/01        Monthly payments of principal and interest.          -            365
secured by shopping        to
center in Denton, TX.     8.30%

Golden Pond Apartments    7.50%      7/97        Monthly interest only payments.                      -            990
secured by apartment       to
complex in Phoenix, AZ.   9.50%

Henderson County Ranch   12.50%      11/95       Interest and $200,000 principal payment due          -          1,500
secured by ranch in                              November 1, 1994.
Henderson County, TX.

Residential - various    10.00%      02/05       Monthly fixed principal and                          -            749
7 mortgages secured        to         to         interest payments.
by 7 homes in AZ, MA,    11.50%      04/18
CO and HI.
                                                                                                 ---------   ---------
                                                                                                 $    -      $   7,074
                                                                                                 =========   =========



                                  Carrying Amounts          Principal Amount of
                                    of Mortgage               Loans Subject to
                                  Net of Discount/          Delinquent Principal
 Description                        Premium(1)                  or Interest
-------------                     ----------------          --------------------
                                            (dollars in thousands)
FIRST MORTGAGE LOANS

Buena Vista Office                $     700  (2)              $     700
secured by office
building in
Titusville, FL.

Country Elms                            276                          -
secured by mobile home
park in Galesburg, IL.

Cypress Creek                         1,414                          -
secured by office
building in Ft.
Lauderdale, FL.

English Hills                           585                          -
secured by apartment
complex in Tampa, FL.

Forest Ridge                            345                          -
secured by shopping
center in Denton, TX.

Golden Pond Apartments                  991                          -
secured by apartment
complex in Phoenix, AZ.

Henderson County Ranch                1,400(2)                    1,400
secured by ranch in
Henderson County, TX.

Residential - various                   655                          -
7 mortgages secured
by 7 homes in AZ, MA,
CO and HI.
                                  ---------                   ---------
                                      6,366                   $   2,100
                                                              =========
Interest receivable                     240
Deferred gain                           (67)
                                  ---------
                                      6,539
Allowance for estimated              (1,188)
                                  ---------
                                  $   5,351
                                  =========

------------------------

(1) The aggregate cost for federal income tax purposes is $6,606.
(2) An allowance for estimated losses has been provided to reduce the carrying value of this mortgage to the Trust's estimate of net realizable value of the collateral securing such note.

                                                                     SCHEDULE IV
                                                                     (Continued)



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                         MORTGAGE LOANS ON REAL ESTATE




                                                              1995                  1994                 1993
                                                         ---------------       ---------------      ---------------
                                                                          (dollars in thousands)
Balance at January 1,.............                       $        10,989       $       33,983      $        36,277


 Additions
    Funding or purchase of notes
       receivable...................                                 -                    -                     52
    Loans from sales of properties.                                  -                    365                  631
    Loan received in satisfaction
       of profit participation, net
       of discount..................                                 -                  1,414                  -
    Amortization of
       discount/(premium)...........                                  39                  (93)                (232)

 Deductions
    Collections of principal.......                               (1,080)              (5,585)              (1,743)
    Foreclosures...................                                 (891)             (10,095)                (993)
    Prior existing loan assumed by
       by borrower..................                                 -                 (9,000)                 -
    Discount on payoff.............                                 (541)                 -                    -
    Write off of uncollectible
       mortgage notes receivable....                              (2,150)                 -                    -
    Other..........................                                  -                    -                     (9)
                                                         ---------------       --------------      ---------------


Balance at December 31,...........                       $         6,366       $       10,989      $        33,983
                                                         ===============       ==============      ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                      ___________________________________


                                    PART III

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Trustees

The affairs of Continental Mortgage and Equity Trust (the "Trust" or the "Registrant") are managed by a Board of Trustees. The Trustees are elected at the annual meeting of shareholders or appointed by the incumbent Board of Trustees and serve until the next annual meeting of shareholders or until a successor has been elected or approved.

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

JOHN P. PARSONS:  Age 67, Trustee (Independent) (since January 1995).

            Chairman and Chief Executive Officer (since 1984) of Pierpont Corporation; Director of Zentrum Holdings Limited (NZ) (since
            1984), the Pickford Foundation (since 1980), International Divertissments, Ltd. (since 1986), and Lifehouse International, Ltd.(since 1990); and Director (since January 1995) of Income Opportunity Realty Investors, Inc., formerly Income Opportunity Realty Trust (collectively "IORI") and Transcontinental Realty Investors, Inc. ("TCI").

BENNETT B. SIMS:  Age 63, Trustee (Independent) (since April 1990).

            Producer (since January 1994) for Blue Train Pictures; Author (since 1964); Screen and Television Writer (since 1960); Independent Marketing Consultant (since 1980) for various companies; Professor of Dramatic Writing (since September 1987) at Tisch School of the Arts, New York University; Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT"); Trustee (December 1992 to August 1994) of Vinland Property Trust ("VPT"); and Director (since April 1990) of IORI and TCI.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Trustees    (Continued)

TED P. STOKELY: Age 62, Trustee (Independent) (since April 1990) and Chairman of the Board (since January 1995).

            General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to 1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (April 1990 to August 1994) of NIRT; and Director (since April 1990) and Chairman of the Board (since January 1995) of IORI and TCI.

MARTIN L. WHITE:  Age 56, Trustee (Independent) (since January 1995).

            Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since
            1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; and Director (since January 1995) of IORI and TCI.

EDWARD G. ZAMPA:  Age 61, Trustee (Independent) (since January 1995).

            General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of IORI and TCI.

Board Committees

The Trust's Board of Trustees held 13 meetings during 1995. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the period that he served.

The Trust's Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Parsons (Chairman), Stokely and White. The Audit Committee met twice during 1995.

In June 1995, the Trust's Board of Trustees authorized the creation of a Relationship with Advisor Committee, a Board Development Committee and

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Board Committees (Continued)

a Corporate Vision Committee. The current members of the Relationship with Advisor Committee are Messrs. Parsons and Zampa. The Relationship with Advisor Committee reviews and reports to the Trust's Board of Trustees on the services provided to the Trust by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee met once in 1995. The Board Development Committee reviews and reports to the Trust's Board of Trustees on the membership, compensation and functions of the Board of Trustees. The current members of the Board Development Committee are Messrs. Sims and White. The Board Development Committee held no meetings in 1995. The Corporate Vision Committee is to review and report to the Trust's Board of Trustees on the Trust's short-term and long-term strategic objectives. As of March 15, 1996, the members had not been appointed to the Corporate Vision Committee.

The Trust's Board of Trustees does not have Nominating or Compensation
Committees.

Executive Officers

The following persons currently serve as executive officers of the Trust:
Randall M. Paulson, President; Bruce A. Endendyk, Executive Vice President; and Thomas A. Holland, Executive Vice President and Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

RANDALL M. PAULSON: Age 49, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

            President (since August 1995) of BCM, IORI and TCI and Executive Vice President (October 1994 to August 1995) of BCM and (January 1995 to August 1995) of IORI, TCI and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director (since August 1995) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to
            1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property
            Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company;
            and Vice President (1979 to 1982) of Lexton-Ancira.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Executive Officers (Continued)

BRUCE A. ENDENDYK:  Age 47, Executive Vice President (since January 1995).

            President (since January 1995) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by Syntek West, Inc. ("SWI"); Executive Vice President (since January 1995) of BCM, SAMI, ART, IORI and TCI; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark Corporation ("Southmark"); President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation; and Vice President/Resident Manager (December 1975 to March 1988) of Coldwell Banker Commercial/Real Estate Services in Houston, Texas.

THOMAS A. HOLLAND: Age 53, Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

            Executive Vice President and Chief Financial Officer (since August
            1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, IORI and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT; Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President- Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).

Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust: Robert A. Waldman, Senior Vice President, General Counsel and Secretary; and Drew D. Potera, Treasurer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Officers    (Continued)

BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

ROBERT A. WALDMAN: Age 43, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (since December 1993).

            Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (since December 1993) of IORI and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to 1985) of Texas International Company (oil and gas); and Staff Attorney (1979 to 1981) of Iowa Beef Processors, Inc.

DREW D. POTERA:  Age 36, Treasurer (since December 1990).

            Treasurer (since December 1990) of IORI and TCI; Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February
            1992) of SAMI; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Trust has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during 1995. All of these

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Compliance with Section 16(a) of the Securities Exchange Act of 1934
(Continued)

filing requirements were satisfied by its Trustees and executive officers and ten percent holders. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as the Trust's advisor since March 1989. BCM is a corporation of which Messrs. Paulson, Endendyk and Holland serve as executive officers.
BCM is owned by a trust for the benefit of the children of Mr. Phillips. Prior to December 22, 1989, Mr. Phillips also served as a director of BCM, and until September 1, 1992, as Chief Executive Officer of BCM. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

At the Trust's annual meeting of shareholders held on March 7, 1995, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Trust's Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and acquisitions, lending, foreclosure and borrowing activity, and other investments, and the Advisor is required to report quarterly to the Trust's Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Trust's Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Trust's Board of Trustees.

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

Under the Advisory Agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The effect of this limitation was to require that BCM refund $250,000 of the 1995 annual advisory fee. The operating expenses of the Trust did not exceed such limitation in 1994 or 1993.

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

MICKEY N. PHILLIPS:                    Director

RYAN T. PHILLIPS:                      Director

ITEM 10.   TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
           (Continued)

The Advisor (Continued)

RANDALL M. PAULSON:               President

MARK W. BRANIGAN:                 Executive Vice President

OSCAR W. CASHWELL:                Executive Vice President

BRUCE A. ENDENDYK:                Executive Vice President

THOMAS A. HOLLAND:                Executive Vice President and Chief Financial
                                  Officer

COOPER B. STUART:                 Executive Vice President

CLIFFORD C. TOWNS, JR             Executive Vice President, Finance

ROBERT A. WALDMAN:                Senior Vice President, Secretary and General
                                  Counsel

DREW D. POTERA:                   Vice President, Treasurer and Securities
                                  Manager

Mickey N. Phillips is Gene E. Phillips brother and Ryan T. Phillips is Gene E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, Mr. Phillips has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM.
The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and, (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Trust's commercial properties and the industrial warehouse facilities owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
            (Continued)

Real Estate Brokerage

Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis to provide brokerage services for the Trust. Carmel Realty is entitled to receive a commission for property acquisitions and sales by the Trust in accordance with the following sliding scale of total fees to be paid by the
Trust: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million
- $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million
- $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

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

The only remuneration paid by the Trust is to the Trustees who are not officers or directors of BCM or its affiliated companies. The Independent Trustees (i) review the business plan of the Trust to determine that it is in the best interest of the Trust's shareholders, (ii) review the Trust's contract with the advisor, (iii) supervise the performance of the Trust's advisor and review the reasonableness of the compensation which the Trust pays to its advisor in terms of the nature and quality of services performed, (iv) review the reasonableness of the total fees and expenses of the Trust and (v) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired by the Trust. Until January 1, 1995, the Independent Trustees received compensation in the amount of $6,000 per year, plus reimbursement for expenses. In addition, each Independent Trustee received (i) $3,000 per year for each committee of the Board of Trustees on which he served, (ii) $2,500 per year for each committee chairmanship, and (iii) $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement of expenses.

On June 9, 1995, the Trust's Board of Trustees revised the compensation to be paid to Independent Trustees effective as of January 1, 1995. Each Independent Trustee shall receive compensation in the amount of $15,000 per year, plus reimbursement for expenses and the Chairman of the Board shall receive an additional $1,500 per year for serving in such position. In addition, each Independent Trustee shall receive an additional fee of $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement of expenses.

During 1995, $86,800 was paid to the Independent Trustees in total Trustees' fees for all services, including the annual fee for service during the period January 1, 1995 through December 31, 1995, and 1995 special service fees as follows: Geoffrey C. Etnire, $8,000; Harold Furst, Ph.D., $15,000; John P. Parsons, $15,000; Bennett B. Sims, $7,300; Ted P. Stokely, $11,500; Martin L. White, $15,000, and Edward G. Zampa, $15,000.















                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1990 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

                        [COMPARISON OF FIVE YEAR GRAPH]
                           [CUMULATIVE TOTAL RETURN]


                                 1990           1991            1992           1993           1994           1995
  THE TRUST                          100             184             165             356          433             436

  S&P 500 INDEX                      100             131             141             155          157             215

  REIT INDEX                         100             139             162             197          204             251

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 15, 1996.

                                                      Amount and Nature
    Name and Address of                                 of Beneficial                             Percent of
     Beneficial Owner                                     Ownership                                Class (1)
---------------------------                           -----------------                           ----------
American Realty Trust, Inc.                              1,630,065                                      38%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc.                             467,549                                      11%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

-------------------------

(1) Percentages are based upon 4,246,868 shares of beneficial interest outstanding at March 15, 1996.

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 15, 1996.

                                                       Amount and Nature
                                                        of Beneficial                             Percent of
 Name of Beneficial Owner                                  Ownership                               Class (1)
--------------------------                            -------------------                         ----------
All Trustees and Executive                               2,097,614(2)                                   49%
Officers as a group
(8 individuals)

---------------------------

* Less than 1%.

(1) Percentage is based upon 4,246,868 shares of beneficial interest issued and outstanding at March 15, 1996.

(2) Includes 1,630,065 shares owned by ART and 467,549 shares owned by BCM of which the executive officers of the Trust may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Trust's executive officers disclaim beneficial ownership of such shares. Each of the directors of ART, may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

           shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Business Relationships

In February 1989, the Trust's Board of Trustees voted to retain BCM as the Trust's advisor. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM is a company of which Messrs. Paulson, Endendyk and Holland serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

Since February 1, 1991, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of twelve of the Trust's commercial properties and the industrial warehouse facilities owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Trust has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services to the Trust. Carmel Realty is a company owned by SWI.

The Trustees and officers of the Trust also serve as directors and officers of IORI and TCI. The Trustees owe fiduciary duties to such entities as well as to the Trust under applicable law. IORI and TCI have the same relationship with BCM as the Trust. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Messrs. Paulson, Endendyk and Holland serve as executive officers of ART.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI, of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy on October 12, 1994. Eldercare again filed for bankruptcy protection in May 1995.

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

As more fully described in ITEM 2. "PROPERTIES - Real Estate," the Trust is engaged with NIRT in the Sacramento Nine and Indcon, L.P. partnerships.

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common shares of ART through negotiated or open market transactions. The Trust's advisor also serves as advisor to ART and at March 15, 1996 ART owned approximately [38]% of the Trust's outstanding shares of beneficial interest. At December 31, 1995, the Trust owned 409,044 shares of ART common stock which the Trust had purchased in open market transactions in 1990 and 1991 at a total cost to the Trust of $1.6 million. At December 31, 1995, the market value of the ART shares was $3.0 million. See ITEM 2. "PROPERTIES - Equity Investments in Real Estate Entities."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of beneficial interest of NIRT and up to $1.0 million of the shares of TCI common stock through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI. The officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. Until March 31, 1994, BCM also served as advisor to NIRT. At December 31, 1995, the Trust owned 84,580 shares of beneficial interest of NIRT at a total cost of $415,000 and 79,500 shares of TCI common stock at a total cost of $235,000 all of which the Trust had purchased in open market transactions in 1990 and 1991. At December 31, 1995, the market value of the NIRT shares was $941,000 and the market value of the TCI common stock was $795,000. See ITEM 2. "PROPERTIES - Equity Investments in Real Estate Entities."

In 1995, the Trust paid BCM and its affiliates $1.3 million in advisory fees, $1.6 million in real estate brokerage commissions, $142,000 in mortgage brokerage and equity refinancing fees and $806,000 in property and construction management fees and leasing commissions (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, also as provided in the Advisory Agreement, BCM received cost reimbursements from the Trust of $506,000 in 1995.

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

Pursuant to the terms of the Modification of Stipulation of Settlement (the "Modification") in the Olive Litigation, as more fully discussed in ITEM 3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Trust's Board of Trustees. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Modification, require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the Trust's shareholders. The Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and IORI, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Mr. Phillips, Mr. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K

(a)     The following documents are filed as part of this Report:

1.    Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
  December 31, 1995 and 1994

Consolidated Statements of Operations -
  Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Shareholders' Equity -
  Years Ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -
  Years Ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule III -    Real Estate and Accumulated Depreciation

Schedule IV  -    Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.


3.    Exhibits

The following documents are filed as Exhibits to this report:

Exhibit
Number                              Description
-------    -------------------------------------------------------------
  3.0      Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current
           Report on Form 8-K dated August 14, 1987).

  3.1      Amendment No. 1 to Second Amended and Restated Declaration of Trust, (incorporated by reference to the
           Registrant's Current Report on Form 8-K dated July 5, 1989) reporting change in name of Trust.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (Continued)

Exhibit
Number                              Description
-------    -------------------------------------------------------------
  3.2      Amendment No. 2 to Second Amended and Restated Declaration of Trust (incorporated by reference to the
           Registrant's Current Report on Form 8-K dated March 22, 1990) reporting deletion of liquidation provision.

  3.3      Restated Trustees' Regulations dated as of April 21, 1989 (incorporated by reference to the current report on
           Form 8-K dated March 24, 1989).

 10.0      Advisory Agreement dated as of March 7, 1995, between Continental Mortgage and Equity Trust and Basic Capital
           Management, Inc., filed herewith.

 10.2      Brokerage Agreement dated as of February 11, 1994, between Continental Mortgage and Equity Trust and Carmel
           Realty, Inc.,  (incorporated by reference to Exhibit No. 10.3 to the Registrant's Annual Report on Form 10-K
           for the year ended December 31, 1993).

 10.3      Brokerage Agreement dated as of February 11, 1995, between Continental Mortgage and Equity Trust and Carmel
           Realty, Inc.,  (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for
           the year ended December 31, 1994.

 10.4      Brokerage Agreement dated as of February 11, 1996, between Continental Mortgage and Equity Trust and Carmel
           Realty, Inc., filed herewith.

 27.0      Financial Data Schedule, filed herewith.


(b)        Reports on Form 8-K:

           A Current Report on Form 8-K, dated November 30, 1995, was filed with respect to Item 2, "Acquisition or Disposition of Assets", which reports the acquisition of Willow Wick and Heritage on the River Apartments, which was amended on Form 8-K/A, filed September 7, 1995.

           A Current Report on Form 8-K, dated December 28, 1995, was filed with respect to Item 2. "Acquisition and Disposition of Assets" which reports the acquisition of the Brookfield Corporate Center, which was amended on Form 8-K/A, filed February 20, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CONTINENTAL MORTGAGE AND EQUITY TRUST




Dated:        March   , 1996                                By:    /s/ Randall M. Paulson
      -----------------------------------                      -------------------------------------
                                                                Randall M. Paulson
                                                                President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




By:     /s/ John P. Parsons                                 By:    /s/ Martin L. White
   --------------------------------------                      -------------------------------------
  John P. Parsons                                              Martin L. White
  Trustee                                                      Trustee




By:     /s/ Bennett B. Sims                                 By:    /s/ Edward G. Zampa
   --------------------------------------                      -------------------------------------
  Bennett B. Sims                                              Edward G. Zampa
  Trustee                                                      Trustee




By:     /s/ Ted P. Stokely
   --------------------------------------
  Ted P. Stokely
  Trustee





By:    /s/ Thomas A. Holland
   -------------------------------------
  Thomas A. Holland
  Executive Vice President and
  Chief Financial Officer
  (Principal Financial and
   Accounting Officer)




Dated:        March    , 1996
      ------------------------------------

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1995





Exhibit
Number                            Description                                    Page
-------                        -----------------                                ------
 10.4             Brokerage Agreement dated as of February 11,                    87
                  1996, between Continental Mortgage and
                  Equity Trust and Carmel Realty, Inc.


 27.0             Financial Data Schedule.                                        95