Form 10-Q
period 1996-03-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-05-14
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996
                                                  --------------


                         Commission File Number 0-10503
                                                -------


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           California                                          94-2738844
- --------------------------------                        ----------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)



10670 North Central Expressway, Suite 300, Dallas, TX                    75231
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---





Shares of Beneficial Interest,
        no par value                                  4,222,905
- ------------------------------            --------------------------------
          (Class)                          (Outstanding at April 30, 1996)

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


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                               March 31,           December 31,
                                                                                 1996                 1995
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
                         Assets
                         ------

Notes and interest receivable
  Performing  . . . . . . . . . . . . . . . . . . . . . . . . . .            $        6,499       $        4,240
  Nonperforming, nonaccruing  . . . . . . . . . . . . . . . . . .                     2,343                2,299
                                                                             --------------       --------------
                                                                                      8,842                6,539

Less - allowance for estimated losses . . . . . . . . . . . . . .                    (1,188)              (1,188)
                                                                             --------------       --------------
                                                                                      7,654                5,351
Foreclosed real estate held for sale, net of
  accumulated depreciation ($738 in 1996 and
  1995)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    11,528               11,553

Real estate under contract for sale, net of
  accumulated depreciation ($602 in 1995) . . . . . . . . . . . .                       -                  1,268

Less - allowance for estimated losses . . . . . . . . . . . . . .                    (5,117)              (5,117)
                                                                             --------------       --------------
                                                                                      6,411                7,704
Real estate held for investment, net of accumulated
  depreciation ($17,521 in 1996 and $16,395 in 1995)  . . . . . .                   181,550              174,713
Investment in marketable equity securities, at
  market (including $4,961 in 1996 and $3,812 in
  1995 of affiliates) . . . . . . . . . . . . . . . . . . . . . .                     5,756                4,753
Investments in partnerships . . . . . . . . . . . . . . . . . . .                     3,823               12,970
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .                    11,670                6,386
Other assets (including $338 in 1996 and $469 in
  1995 from affiliates) . . . . . . . . . . . . . . . . . . . . .                     7,772                6,691
                                                                             --------------       --------------

                                                                             $      224,636       $      218,568
                                                                             ==============       ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                                               March 31,           December 31,
                                                                                 1996                 1995
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable  . . . . . . . . . . . . . . . . . . .            $      141,717       $      135,590
Other liabilities (including $245 in 1996 and $923
  in 1995 to affiliates)  . . . . . . . . . . . . . . . . . . . .                     6,362                6,993
                                                                             --------------       --------------
                                                                                    148,079              142,583

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 4,241,859 1996 and 4,377,141
  shares in 1995  . . . . . . . . . . . . . . . . . . . . . . . .                     8,495                8,766
Paid-in capital.  . . . . . . . . . . . . . . . . . . . . . . . .                   259,032              260,060
Accumulated distributions in excess of accumulated
  earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (195,002)            (195,870)
Net unrealized gains on marketable equity securities  . . . . . .                     4,032                3,029
                                                                             --------------       --------------

                                                                                     76,557               75,985
                                                                             --------------       --------------

                                                                             $      224,636       $      218,568
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                             -----------------------------------
                                                                                  1996                 1995
                                                                             --------------       --------------
                                                                                   (dollars in thousands,
                                                                                      except per share)
Revenue
  Rents   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $       10,707       $        8,361
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .                       251                  200
  Equity in income of partnerships  . . . . . . . . . . . . . . .                        25                  107
                                                                             --------------       --------------
                                                                                     10,983                8,668

Expenses
  Property operations . . . . . . . . . . . . . . . . . . . . . .                     6,210                4,985
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     2,927                2,106
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .                     1,137                  963
  Provision for losses  . . . . . . . . . . . . . . . . . . . . .                       -                    541
  Advisory fee to affiliate . . . . . . . . . . . . . . . . . . .                       382                  352
  General and administrative  . . . . . . . . . . . . . . . . . .                       349                  365
                                                                             --------------       --------------
                                                                                     11,005                9,312
                                                                             --------------       --------------

(Loss) before gain on sale of real estate . . . . . . . . . . . .                       (22)                (644)
Gain on sale of real estate . . . . . . . . . . . . . . . . . . .                     1,445                  -
                                                                             --------------       ---------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .            $        1,423       $         (644)
                                                                             ==============       ==============

Earnings per share
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .            $          .33       $         (.15)
                                                                             ==============       ==============

Weighted average shares of beneficial interest
  used in computing earnings per share  . . . . . . . . . . . . .                 4,332,699            4,377,189
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Accumulated
                                         Shares of                                            Distributions
                                    Beneficial Interest                                       in Excess of
                           ----------------------------------            Paid-in               Accumulated
                                Shares             Amount                Capital                Earnings
                               ---------           ------                -------                -----------
                                                         (dollars in thousands)
Balance, January 1,
       1996...............     4,377,141           $8,766                $260,060               $(195,870)

Repurchase of shares
       of beneficial
       interest acquired..      (135,282)            (271)                 (1,028)                     -

Distributions ($.13
       per share).........            -                 -                      -                     (555)

Unrealized gains on
       marketable equity
       securities.........                                                                             -

Net income................            -                 -                      -                    1,423
                               ---------           ------                --------               ---------


Balance, March 31,
       1996...............     4,241,859           $8,495                $259,032               $(195,002)
                               =========           ======                ========               =========

                                        Unrealized
                                         Gains on
                                        Marketable
                                          Equity           Shareholders'
                                        Securities             Equity
                                        ----------             ------
                                          (dollars in thousands)
Balance, January 1,
       1996.........................      $3,029              $75,985

Repurchase of shares
       of beneficial
       interest acquired............          -                (1,299)

Distributions ($.13
       per share)...................          -                  (555)

Unrealized gains on
       marketable equity
       securities..................        1,003                1,003

Net income.........................           -                 1,423
                                          ------              -------


Balance, March 31,
       1996........................       $4,032              $76,557
                                          ======              =======



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                  ---------------------------
                                                                                    1996                 1995
                                                                                  --------            -------
                                                                                     (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected  . . . . . . . . . . . . . . . . . . . . . . . . .                 $10,589            $ 8,321
 Interest collected   . . . . . . . . . . . . . . . . . . . . . . .                     177                108
 Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . . .                  (2,666)            (1,885)
 Payments for property operations   . . . . . . . . . . . . . . . .                  (6,254)            (5,187)
 General and administrative expenses paid   . . . . . . . . . . . .                    (613)              (321)
 Advisory fee paid to affiliate   . . . . . . . . . . . . . . . . .                    (382)              (352)
 Distributions from partnerships' operating cash
     flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     570                224
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -                 (185)
                                                                                    -------            -------

     Net cash provided by operating activities  . . . . . . . . . .                   1,421                723


Cash Flows from Investing Activities
 Acquisitions of real estate  . . . . . . . . . . . . . . . . . . .                  (7,529)            (3,329)
 Funding of capital improvement escrow  . . . . . . . . . . . . . .                  (1,500)              (252)
 Real estate improvements   . . . . . . . . . . . . . . . . . . . .                    (268)              (329)
 Proceeds from sale of real estate  . . . . . . . . . . . . . . . .                     889                 33
 Funding of note receivable   . . . . . . . . . . . . . . . . . . .                  (1,500)                -
 Collections on notes receivable  . . . . . . . . . . . . . . . . .                      22                 20
 Distributions from partnership's investing
     activities . . . . . . . . . . . . . . . . . . . . . . . . . .                   9,669                 -
                                                                                    -------             ------

     Net cash (used in) investing activities  . . . . . . . . . . .                    (217)            (3,857)


Cash Flows from Financing Activities
 Distributions to shareholders  . . . . . . . . . . . . . . . . . .                    (555)              (437)
 Repurchase of shares of beneficial interest  . . . . . . . . . . .                  (1,299)                -
 Proceeds from notes payable  . . . . . . . . . . . . . . . . . . .                   6,300                 -
 Payments on notes payable and margin borrowings  . . . . . . . . .                    (366)              (861)
                                                                                     ------             ------

     Net cash provided by (used in) financing
       activities   . . . . . . . . . . . . . . . . . . . . . . . .                   4,080             (1,298)
                                                                                     ------             ------

Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   5,284             (4,432)
Cash and cash equivalents, beginning of period  . . . . . . . . . .                   6,386              7,478
                                                                                     ------            -------

Cash and cash equivalents, end of period  . . . . . . . . . . . . .                 $11,670             $ 3,046
                                                                                    =======             =======


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                             ----------------------
                                                                              1996            1995
                                                                             ------          ------
                                                                             (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,423         $  (644)
Adjustments to reconcile net income (loss) to net
 cash provided by  operating activities
 Gain on sale of real estate  . . . . . . . . . . . . . . . . . . .           (1,445)            -
 Depreciation and amortization  . . . . . . . . . . . . . . . . . .            1,134             922
 Provision for loss   . . . . . . . . . . . . . . . . . . . . . . .              -               541
 Equity in (income) of partnerships   . . . . . . . . . . . . . . .              (25)           (107)
 (Increase) in interest receivable  . . . . . . . . . . . . . . . .              (71)            (75)
 (Increase) decrease in other assets  . . . . . . . . . . . . . . .               84            (254)
 (Decrease) in other liabilities  . . . . . . . . . . . . . . . . .             (443)            (13)
 Increase in interest payable   . . . . . . . . . . . . . . . . . .              194             129
 Distributions from partnerships' operating cash
     flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              570             224
                                                                             -------         -------
 Net cash provided by operating activities  . . . . . . . . . . . .          $ 1,421         $   723
                                                                             =======         =======



Noncash investing and financing activities

 Notes payable from acquisition of real estate  . . . . . . . . . .          $   -           $13,803

 Mortgage note receivable from real estate sale   . . . . . . . . .              750             -

 Unrealized gain on marketable equity securities  . . . . . . . . .            1,003              61

 Carrying value of real estate acquired through
     insubstance foreclosure  . . . . . . . . . . . . . . . . . . .              -               891




The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K").

Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.

NOTE 2.   INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at March 31, 1996:

    Sacramento Nine.............................          $  (50)
    Indcon, L.P. ...............................           3,873
                                                          ------
                                                          $3,823
                                                          ======

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

In February and March 1996, Indcon completed the sale of 25 of its industrial warehouses for a total of $36.2 million in cash. Indcon received net cash of $14.2 million, of which the Trust's equity share was $8.5 million, after the payoff of existing mortgage debt with a principal balance of $23.4 million. Indcon recognized a gain of $617,000 on the sale, of which the Trust's equity share was $370,000. Indcon paid a real estate sales commission of $585,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor, based upon the $36.2 million sales price of the properties.

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon will receive a total of $2.2 million, of which $1.9 million had been received as of

                    CONTINENTAL MORTGAGE AND EQUITY TRUST
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2.   INVESTMENTS IN PARTNERSHIPS (Continued)

March 31, 1996. The remaining $308,000 was received in May 1996. Indcon does not intend to rebuild the destroyed warehouse and accordingly has recognized a gain of $1.2 million, of which the Trust's equity share was $697,000.

Set forth below is summarized results of operations for the partnerships the Trust accounts for using the equity method for the three months ended March 31, 1996:

Rents  . . . . . . . . . . . . . . . . . . . . . . . . . .              $       1,353
Depreciation   . . . . . . . . . . . . . . . . . . . . . .                       (119)
Property operations  . . . . . . . . . . . . . . . . . . .                       (436)
Interest expense   . . . . . . . . . . . . . . . . . . . .                       (651)
                                                                        -------------
Income before gain on sale of real
 estate  . . . . . . . . . . . . . . . . . . . . . . . . .                        147
Gain on sale of real estate  . . . . . . . . . . . . . . .                      1,778
                                                                        -------------
Net income   . . . . . . . . . . . . . . . . . . . . . . .              $       1,925
                                                                        =============

NOTE 3.   MORTGAGE NOTES RECEIVABLE

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

NOTE 4.   REAL ESTATE

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas for $1.8 million. In conjunction with the sale, the Trust provided $750,000 of purchase money financing in the form of a wraparound mortgage note. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $70,000 to Carmel Realty based on the $1.8 million sales price of the property. The Trust recognized a gain of $378,000 on the sale.

In March 1996, the Trust purchased the Hampton Court Office Building, a 104,001 square foot office building in Dallas, Texas, for $7.7 million. The Trust paid $1.4 million in cash and obtained new mortgage financing of $6.3 million. The first mortgage bears interest at 8.0% per annum,

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.   REAL ESTATE (Continued)

requires monthly payments of principal and interest of $42,000 and matures in March 2001. In conjunction with the financing, the Trust established various escrow accounts in the amount of $1.5 million. The Trust paid a real estate brokerage commission of $205,000 to Carmel Realty and an acquisition fee of $77,000 to BCM based on the $7.7 million purchase price of the property.

NOTE 5.   NOTES PAYABLE

In February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the Trust wrote down the carrying value of the property by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage. In February 1996, the Trust and the lender entered into a forbearance agreement that provides, among other things, that for a period of 90 days, the Trust make monthly payments of the greater of regular scheduled principal and interest or cash flow from the property. The deed to the property has been placed in escrow during the term of the forbearance agreement. The Trust anticipates that the property will be returned to the lender at the expiration of the agreement. The Trust does not anticipate incurring a loss as the carrying value of the property has been written down to the amount of the nonrecourse mortgage debt, which approximates fair value of the property at March 31, 1996.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 7.   SUBSEQUENT EVENTS

In April 1996, the Trust purchased the Amoco Building, a 378,244 square foot office building in New Orleans, Louisiana, for $5.9 million in cash. The Trust paid a real estate brokerage commission of $188,000 to Carmel Realty and an acquisition fee of $59,000 to BCM based on the $5.9 million purchase price of the property.

Also in April 1996, the Trust purchased the Central Storage Warehouse, a 216,035 square foot warehouse in Dallas, Texas, for $2.2 million in cash. The Trust paid a real estate brokerage commission of $86,000 to Carmel Realty and an acquisition fee of $22,000 to BCM based on the $2.2 million purchase price of the property.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.   SUBSEQUENT EVENTS (Continued)

In April 1996, the Trust refinanced the mortgage debt secured by the Edgewood Apartments in Lansing, Illinois in the amount of $8.1 million. The Trust received net cash of $1.3 million after the payoff of $6.7 million in existing mortgage debt, including a $60,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.65% per annum, requires monthly payments of principal and interest of $66,000 and matures in May 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $81,000 based upon the new $8.1 million mortgage.

Also in April 1996, the Trust refinanced the mortgage debt secured by the In the Pines Apartments in Gainesville, Florida in the amount of $6.0 million.
The Trust received net cash of $415,000 after the payoff of $5.3 million in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at the rate of 8.65% per annum, requires monthly payments of principal and interest of $49,000 and matures in May 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $60,000 based upon the new $6.0 million mortgage.

In April 1996, Indcon completed the sale of two additional of its industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million. Indcon paid a real estate sales commission of $16,000 to Carmel Realty based upon the $1.8 million sales price of the properties.

                             ----------------------

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $11.7 million at March 31, 1996, compared with $6.4 million at December 31, 1995. The principal reasons for the increase in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $3.1 million in the first quarter of 1995 to $4.3 million in the first quarter of 1996. Of this net increase, $600,000 is the result of the Trust acquiring six additional income producing properties subsequent to March 31, 1995 and $150,000 is due to the acquisition of two income producing properties in March 1995. The remainder of the increase is due to increased rental and occupancy rates and lower operating expenses at the Trust's apartment complexes. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in the last nine months of 1995 and first three months of 1996.

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas.

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas for $1.8 million. In conjunction with the sale, the Trust provided $750,000 of purchase money financing in the form of a wraparound mortgage note. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale.

In February and March 1996, Indcon completed the sale of 25 of its industrial warehouses for a total of $36.2 million in cash. Indcon received net cash of $14.2 million, of which the Trust's equity share was $8.5 million, after the payoff of existing mortgage debt with a principal balance of $23.4 million.

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon will receive a total of $2.2 million, of which $1.9 million had been received as of March 31, 1996. The remaining $308,000 was received in May 1996.

In March 1996, the Trust purchased the Hampton Court Office Building, a 104,001 square foot office building in Dallas, Texas, for $7.7 million. The Trust paid $1.4 million in cash and obtained new mortgage financing of $6.3 million. In conjunction with the financing, the Trust established various escrow accounts in the amount of $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In April 1996, the Trust purchased the Amoco Building, a 378,244 square foot office building in New Orleans, Louisiana, for $5.9 million in cash.

In April 1996, the Trust purchased the Central Storage Warehouse, a 216,035 square foot warehouse in Dallas, Texas, for $2.2 million in cash.

In April 1996, the Trust refinanced the mortgage debt secured by the Edgewood Apartments in Lansing, Illinois in the amount of $8.1 million. The Trust received net cash of $1.3 million after the payoff of $6.7 million in existing mortgage debt, including a $60,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing.

Also in April 1996, the Trust refinanced the mortgage debt secured by the In the Pines Apartments in Gainesville, Florida in the amount of $6.0 million.
The Trust received net cash of $415,000 after the payoff of $5.3 million in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing.

In April 1996, Indcon completed the sale of two additional of its industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest, of which 153,281 shares remain to be purchased as of March 31, 1996. Through March 31, 1996, the Trust had repurchased 1,311,719 of its shares at a total cost to the Trust of $6.3 million, of which 133,994 shares were purchased in the first quarter of 1996 at a total cost of $1.3 million.

On March 1, 1996, the Trust's Board of Trustees announced an increase in the Trust's regular quarterly distribution from $.10 per share to $.13 per share. The distribution was paid on March 31, 1996, totaling $540,000, to shareholders of record on March 15, 1996.

On a quarterly basis, the Trust's management reviews the carrying value of the Trust's mortgage notes receivable and properties held for sale and periodically, but no less than annually, its properties held for investment. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In the initial instance when estimated net realizable value of a mortgage note receivable or a property held for sale is less than the carrying amount at the time of evaluation, a reserve is established and a corresponding provision for loss is recorded by a charge against earnings. A subsequent revision to estimated net realizable value either increases or decreases such reserve with a corresponding charge against or credit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

to earnings. In the case of properties held for investment the carrying value of the property is written down and a provision for loss is recorded. The estimate of net realizable value of the Trust's mortgage notes receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

For the quarter ended March 31, 1996, the Trust had net income of $1.4 million, compared to a net loss of $644,000 for the quarter ended March 31, 1995. The primary factors contributing to the Trust's net income are discussed in the following paragraphs.

Rents increased from $8.4 million for the three months ended March 31, 1995 to $10.7 million for the three months ended March 31, 1996. Of this increase, $1.3 million is attributable to the acquisition of four apartment complexes and two commercial properties subsequent to March 31, 1995 and an additional $342,000 is attributable to the acquisition of two commercial properties in March 1995. The remainder of the increase is due to increased rental and occupancy rates at the Trust's apartment complexes.

Interest income was $200,000 for the three months ended March 31, 1995 compared to $251,000 for the three months ended March 31, 1996. This increase is due to the funding of a $1.5 million second lien mortgage in February 1996 and a $750,000 wraparound mortgage note issued in February 1996 in conjunction with the sale of Rivertree Apartments. Interest income is expected to increase for the remainder of 1996, as a result of the $1.5 million second lien mortgage funded by the Trust in February 1996.

The Trust's equity in income of partnerships was $25,000 for the three months ended March 31, 1996 compared to $107,000 for the three months ended March 31, 1995. This decrease in equity income is primarily due to the sale of 25 warehouse facilities owned by Indcon, L.P. ("Indcon"), a joint venture partnership in which the Trust owns a 60% interest, in the first quarter of 1996. In addition, interest expense for Sacramento Nine ("Sac 9"), a joint venture partnership in which the Trust owns a 30% interest, increased as a result of new mortgage financing secured on a previously unencumbered office building owned by Sac 9. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS." Equity income is expected to be minimal for the remainder of 1996.

Property operating expenses increased from $5.0 million for the three months ended March 31, 1995 to $6.2 million for the three months ended March 31, 1996. Of this increase, $682,000 is due to the acquisition of four apartment complexes and two commercial properties subsequent to March 31, 1995 and an additional $183,000 is due to the acquisition of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations Continued

two commercial properties in March 1995. The remainder of the increase is primarily due to increased repairs and maintenance and personnel expenses in an effort to maintain the Trust's increased rental and occupancy rates.

Interest expense increased from $2.1 million for the three months ended March 31, 1995 to $2.9 million for the three months ended March 31, 1996. Of this increase, $660,000 is due to interest expense recorded on mortgages secured by six properties acquired subsequent to March 31, 1995 and two properties acquired in March 1995. An additional $156,000 is due to interest expense recorded on borrowings subsequent to March 31, 1995, secured by a mortgage on a previously unencumbered apartment complex and the refinancing of an existing mortgage. Interest expense is expected to increase in the remainder of 1996, as a result of the Trust's acquisition of a commercial property in February 1996 incumbered by debt.

Depreciation expense increased from $963,000 for the three months ended March 31, 1995 to $1.1 million for the same period in 1996. This increase is due to the acquisition of four apartment complexes and two commercial properties subsequent to March 31, 1995. Depreciation is also expected to increase in the remainder of 1996, as a result of the Trust's acquisition of a commercial property in February 1996 and two commercial properties in April 1996.

A provision for losses of $541,000 was recognized in the three months ended March 31, 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by Alderwood Apartments. No provision was required in 1996.

Advisory fee to affiliate increased from $352,000 for the three months ended March 31, 1995 to $383,000 for the three months ended March 31, 1996. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the acquisition of six properties subsequent to March 31, 1995. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses decreased slightly from $365,000 for the three months ended March 31, 1995 to $349,000 for the three months ended March 31, 1996. This decrease is primarily attributable to a decrease in legal fees.

For the three months ended March 31,1996, the Trust recognized a gain on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996. See NOTE 4. "REAL ESTATE." In addition, the Trust recognized a gain of $370,000, its 60% equity share of the gain recognized by Indcon on the sale of 25 industrial warehouses and a gain of $697,000, also its equity share of an insurance settlement from a fire loss on another industrial warehouse owned by Indcon. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters

As more fully discussed in the Trust's 1995 Form 10-K, the Trust has elected and in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities and cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

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

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified or held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. The Trust adopted SFAS No. 121 effective January 1, 1996.

The effect of adopting SFAS No. 121 was the discontinuance of depreciation on the Trust's properties held for sale of $26,000 in the three months ended March 31, 1996, and a corresponding increase in its reported net income.





                    [THIS SPACE INTENTIONALLY LEFT BLANK.]

                         PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


Exhibit
Number                     Description
- -------    ----------------------------------------------
 27.0      Financial Data Schedule


(b)      Reports on Form 8-K as follows:

           None

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:       May 14, 1996                      By:    /s/ Randall M. Paulson
     -------------------------                   -----------------------------
                                                 Randall M. Paulson
                                                 President





Date:       May 14, 1996                      By:    /s/ Thomas A. Holland
     -------------------------                   -----------------------------
                                                 Thomas A. Holland
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months Ended March 31, 1996


Exhibit                                                                      Page
Number                         Description                                  Number
- ------      --------------------------------------------                    ------
 27.0       Financial Data Schedule.                                          21