Form 10-Q
period 1996-06-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-08-12
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996
                                       -------------



                       Commission File Number 0-10503
                                              -------



                    CONTINENTAL MORTGAGE AND EQUITY TRUST
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)



               California                               94-2738844
     --------------------------------               ----------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)



       10670 North Central Expressway, Suite 300, Dallas, TX    75231
      -----------------------------------------------------------------
      (Address of Principal Executive Offices)               (Zip Code)


                               (214) 692-4700
                      --------------------------------
                       (Registrant's Telephone Number,
                            Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---




   Shares of Beneficial Interest,
           no par value                                  4,185,240
   ------------------------------            --------------------------------
             (Class)                          (Outstanding at July 26, 1996)

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


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                          June 30,      December 31,
                                                            1996            1995
                                                         ----------     ------------
                                                            (dollars in thousands)
                         Assets
                         ------
Notes and interest receivable
  Performing........................................     $     6,520    $      4,240
  Nonperforming, nonaccruing........................           2,287           2,299
                                                         -----------    ------------
                                                               8,807           6,539

Less - allowance for estimated losses...............          (1,081)         (1,188)
                                                         -----------    ------------
                                                               7,726           5,351
Foreclosed real estate held for sale, net of
  accumulated depreciation ($738 in 1996 and 1995)..          10,616          11,553

Real estate under contract for sale, net of
  accumulated depreciation ($602 in 1995)...........             -             1,268

Less - allowance for estimated losses...............          (5,047)         (5,117)
                                                         -----------    ------------
                                                               5,569           7,704
Real estate held for investment, net of accumulated
  depreciation ($16,634 in 1996 and $16,395 in 1995)         175,859         174,713
Investment in marketable equity securities, at
  market (including $4,742 in 1996 and $3,812 in
  1995 of affiliates)...............................           5,926           4,753
Investments in partnerships.........................           2,146          12,970
Cash and cash equivalents...........................          14,870           6,386
Other assets (including $638 in 1996 and $469 in
  1995 from affiliates).............................           9,728           6,691
                                                         -----------    ------------

                                                         $   221,824    $    218,568
                                                         ===========    ============




 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                          June 30,     December 31,
                                                            1996           1995
                                                         -----------   ------------
                                                           (dollars in thousands)
      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable..........................     $    135,205  $    135,590
Other liabilities (including $923 in 1995 to
  affiliates).......................................            6,451         6,993
                                                         ------------  ------------
                                                              141,656       142,583
Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 4,193,914 in 1996 and 4,377,141
  shares in 1995....................................            8,402         8,766
Paid-in capital.....................................          258,641       260,060
Accumulated distributions in excess of accumulated
  earnings..........................................         (191,077)     (195,870)
Net unrealized gains on marketable equity securities            4,202         3,029
                                                         ------------  ------------

                                                               80,168        75,985
                                                         ------------  ------------

                                                         $    221,824  $    218,568
                                                         ============  ============





 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                     For the Three Months         For the Six Months
                                        Ended June 30,               Ended June 30,
                                 ---------------------------    ------------------------
                                    1996            1995           1996          1995
                                 ----------      -----------    -----------    ----------
                                            (dollars in thousands, except per share)
Revenue
 Rents.......................    $   11,063      $     9,345    $    21,770    $   17,706
 Interest....................           302              204            553           404
                                 ----------      -----------    -----------    ----------
                                     11,365            9,549         22,323        18,110

Expenses
 Property operations.........         6,693            5,575         12,903        10,560
 Equity in (income) loss of
  partnerships...............           219              (78)           194          (185)
 Interest....................         3,136            2,411          6,063         4,517
 Depreciation................         1,157            1,067          2,294         2,030
 Provision for losses........           -                -              -             541
 Advisory fee to affiliate...           469              393            851           745
 General and administrative..           590              264            939           629
                                 ----------      -----------    -----------    ----------
                                     12,264            9,632         23,244        18,837
                                 ----------      -----------    -----------    ----------
(Loss) before gain on sale
 of real estate..............          (899)             (83)          (921)         (727)
Gain on sale of real estate...        4,724              -            6,169           -
Extraordinary gain............          663              -              663           -
                                 ----------      -----------    -----------    ----------
Net income (loss).............   $    4,488      $       (83)   $     5,911    $     (727)
                                 ==========      ===========    ===========    ==========

Earnings per share
 Income (loss) before
  extraordinary gain.........    $     1.05      $      (.02)   $      1.37    $     (.17)
 Extraordinary gain..........           .02              -              .02             -
                                 ----------      -----------    -----------    ----------
 Net income (loss)...........    $     1.07      $      (.02)   $      1.39    $     (.17)
                                 ==========      ===========    ===========    ==========

Weighted average shares of
 beneficial interest used in
 computing earnings per share     4,214,062        4,377,167      4,273,916     4,377,177
                                 ==========      ===========    ===========    ==========





 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                    CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                        Accumulated      Unrealized
                                   Shares of                           Distributions      Gains on
                              Beneficial Interest                      in Excess of      Marketable
                           -------------------------     Paid-in        Accumulated        Equity       Shareholders'
                             Shares         Amount       Capital         Earnings         Securities       Equity
                           ---------      ----------   -----------     -------------    --------------  ------------
                                                         (dollars in thousands)
Balance, January 1,
 1996................        4,377,141     $   8,766   $    260,060      $ (195,870)     $    3,029        $ 75,985

Repurchase of shares
 of beneficial
 interest............         (183,227)         (364)       (1,419)             -               -            (1,783)

Distributions ($.26
 per share)..........              -             -             -             (1,118)            -            (1,118)

Unrealized gains on
 marketable equity
 securities..........              -             -             -                -             1,173           1,173

Net income............             -             -             -              5,911             -             5,911
                           -----------     ---------   -----------       ----------      ----------        --------


Balance, June 30,
 1996................        4,193,914     $   8,402   $   258,641       $ (191,077)     $    4,202        $ 80,168
                           ===========     =========   ===========       ==========      ==========        ========





 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Six Months
                                                           Ended June 30,
                                                      -------------------------
                                                         1996           1995
                                                      ---------      ----------
                                                        (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................    $  21,660      $   17,733
 Interest collected...............................          334             232
 Interest paid....................................       (5,389)         (4,123)
 Payments for property operations.................      (12,453)        (10,601)
 General and administrative expenses paid.........       (1,394)           (673)
 Advisory fee paid to affiliate...................         (851)           (745)
 Distributions from partnerships' operating cash
     flow.........................................          941             517
 Other............................................        1,559             183
                                                      ---------      ----------

     Net cash provided by operating activities....        4,407           2,523


Cash Flows from Investing Activities
 Acquisition of real estate.......................      (13,372)         (3,178)
 Funding of capital improvement escrows...........       (1,500)         (1,252)
 Real estate improvements.........................         (194)           (881)
 Proceeds from sale of real estate................       10,737              33
 Funding of note receivable.......................       (1,500)            -
 Collections on notes receivable..................           43           1,040
 Distributions from a partnership's investing
     activities...................................       10,720             -
                                                      ---------      ----------

     Net cash provided by (used in) investing
       activities.................................        4,934          (4,238)


Cash Flows from Financing Activities
 Distributions to shareholders....................       (1,118)           (874)
 Proceeds from notes payable and margin borrowings       18,331           4,219
 Payments on notes payable........................      (16,287)         (2,541)
 Repurchase of shares of beneficial interest......       (1,783)            -
                                                      ---------      ----------

     Net cash provided by (used in) financing
       activities.................................         (857)            804
                                                      ---------      ----------


Net increase (decrease) in cash and cash
 equivalents......................................        8,484            (911)

Cash and cash equivalents, beginning of period....        6,386           7,478
                                                      ---------      ----------

Cash and cash equivalents, end of period..........    $  14,870      $    6,567
                                                      =========      ==========


 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                         For the Six Months
                                                            Ended June 30,
                                                      -------------------------
                                                         1996          1995
                                                      -----------    ----------
                                                        (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss)...................................  $     5,911    $    (727)
 Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
 Depreciation and amortization......................        2,294        1,949
 Provision for loss.................................          -            541
 Gain on sale of real estate........................       (6,169)         -
 Extraordinary gain.................................         (663)         -
 (Increase) in interest receivable..................          (50)         (94)
 Decrease in other assets...........................        2,399          133
 Increase (decrease) in other liabilities...........         (543)          82
 Increase in interest payable.......................           93          307
 Distributions from partnerships' operating cash
     flow...........................................          941          517
 Equity in (income) loss of partnerships............          194         (185)
                                                      -----------    ---------

     Net cash provided by operating activities......  $     4,407    $   2,523
                                                      ===========    =========




Noncash investing and financing activities


 Notes payable from acquisition of real estate......  $     3,200    $  16,640

 Interest on wraparound mortgage loan paid
     directly to underlying lienholder..............           12          -

 Unrealized gain on marketable equity securities....        1,173           55

 Note receivable from the sale of real estate.......          750          -

 Carrying value of real estate acquired through
     insubstance foreclosure in satisfaction of a
     note receivable with a carrying value of $891..          -            891





 The accompanying notes are an integral part of these Consolidated Financial
                                 Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K").

Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at June 30, 1996:

           Sacramento Nine.......................      $         (34)
           Indcon, L.P...........................              2,093
                                                       -------------

                                                       $       2,059
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

In February and March 1996, Indcon sold 25 of its industrial warehouses for a total of $36.2 million in cash. Indcon received net cash of $14.2 million, of which the Trust's equity share was $8.5 million, after the payoff of existing mortgage debt with a principal balance of $23.4 million. Indcon recognized a gain of $617,000 on the sale, of which the Trust's equity share was $370,000. Indcon paid a real estate sales commission of $585,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor, based upon the $36.2 million sales price of the properties.

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon received a

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2.  INVESTMENTS IN PARTNERSHIPS (Continued)

total of $2.2 million in cash. Indcon does not intend to rebuild the destroyed warehouse and accordingly has recognized a gain of $1.2 million, of which the Trust's equity share was $663,000.

In April 1996, Indcon sold two additional industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million. Indcon paid a real estate sales commission of $16,000 to Carmel Realty based upon the $1.8 million sales price of the properties.

Set forth below is summarized results of operations for the partnerships the Trust accounts for using the equity method for the six months ended June 30, 1996:

           Rents...................................        $       1,788
           Depreciation............................                 (232)
           Property operations.....................                 (583)
           Interest expense........................                 (746)
                                                           -------------
           Income before gain on sale of real
              estate...............................                  227
           Gain on sale of real estate.............                  928
                                                           -------------

           Net income..............................        $       1,155
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

NOTE 4.  REAL ESTATE

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas for $1.8 million, a property under contract for sale at December 31, 1995. In conjunction with the sale, the Trust provided $750,000 of purchase money financing in the form of a wraparound mortgage note. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $70,000 to Carmel Realty based on the $1.8 million sales price of the property. The Trust recognized a gain of $378,000 on the sale.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  REAL ESTATE (Continued)

In March 1996, the Trust purchased the Hampton Court Office Building, a 104,001 square foot office building in Dallas, Texas, for $7.7 million. The Trust paid $1.4 million in cash and obtained new mortgage financing of $6.3 million. The first mortgage bears interest at 8.0% per annum, requires monthly payments of principal and interest of $42,000 and matures in March 2001. In conjunction with the financing, the Trust established various escrow accounts in the amount of $1.5 million. The Trust paid a real estate brokerage commission of $205,000 to Carmel Realty and an acquisition fee of $77,000 to BCM based on the $7.7 million purchase price of the property.

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

In May 1996, the Trust sold the Sunset Towers Apartments in San Francisco, California for $24.1 million in cash. The Trust received $9.7 million after the payoff of $14.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $482,000 to Carmel Realty based on the $24.1 million sales price of the property. The Trust recognized a gain of $5.4 million on the sale.

In June 1996, the Trust purchased the Grove Park Apartments, a 188 unit apartment complex in Plano, Texas for $4.4 million. The Trust paid $1.2 million in cash and assumed the existing first lien mortgage of $3.2 million. The mortgage bears interest at a rate of 8.9% per annum, requires monthly payments of principal and interest of $26,315 and matures in March 1998. The Trust paid a $153,000 real estate brokerage commission to Carmel Realty and a $44,000 acquisition commission to BCM based on the $4.4 million purchase price of the property.

Also in June 1996, the Trust sold the Crystal Court Apartments, a foreclosed property held for sale, in Detroit, Michigan for $700,000. The Trust paid a real estate sales commission of $28,000 to Carmel Realty based on the $700,000 sales price of the property. The Trust recognized no loss on the property beyond that which had already been provided.

NOTE 5.  NOTES PAYABLE

In February 1995, after determining that further investment in Genesee Towers Office Building in Flint, Michigan, could not be justified

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  NOTES PAYABLE (Continued)

without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the Trust wrote down the carrying value of the property by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage. In February 1996, the Trust and the lender entered into a forbearance agreement that provides, among other things, that until August 20, 1996, the Trust make monthly payments of the greater of regular scheduled principal and interest or cash flow from the property. The deed to the property has been placed in escrow during the term of the forbearance agreement. The Trust anticipates that the property will be returned to the lender at the expiration of the agreement. The Trust does not anticipate incurring a loss as the carrying value of the property has been written down to the amount of the nonrecourse mortgage debt, which approximates fair value of the property at June 30, 1996.

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

Also in April 1996, the Trust refinanced the mortgage debt secured by the Quail Oaks Apartments in Balch Springs, Texas in the amount of $1.3 million. The Trust received net cash of $413,000 after the payoff of $753,000 in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $10,798 and matures in May 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $13,000 based on the new $1.3 million mortgage.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  NOTES PAYABLE (Continued)

In June 1996, the Trust refinanced the mortgage debt secured by the Fairways Apartments in Longview, Texas in the amount of $2.0 million. The Trust received net cash of $210,000 after the payoff of $1.7 million in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.9375% per annum, requires monthly payments of principal and interest of $16,003 and matures in July 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $20,000 based on the new $2.0 million mortgage.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 7.  SUBSEQUENT EVENTS

In July 1996, the Trust purchased the Promenade Shopping Center, a 133,558 square foot shopping center in Highlands Ranch, Colorado for $8.1 million. The Trust paid $2.3 million in cash and obtained new mortgage financing for the remaining $6.3 million of the purchase price. The first lien mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $50,385 and matures July 1, 1999. The second lien bears interest at 9.0% per annum and matures June 30, 1997, at which time all principal and interest is due. The Trust paid a $232,000 real estate brokerage commission to Carmel Realty and a $81,000 acquisition commission to BCM based on the $8.1 million purchase price of the property.

Also in July 1996, the Trust refinanced the mortgage debt secured by the Woodbridge Apartments in Denver, Colorado in the amount of $3.0 million. The Trust received net cash of $2.0 million after the payoff of $903,000 in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 9.125% per annum, requires monthly payments of principal and interest of $25,433 and matures August 1, 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $30,000 based on the new $3.0 million mortgage.

Also in July 1996, the Trust purchased the Park at Colonnade Apartments, a 211 unit apartment complex in San Antonio, Texas for $4.2 million. The Trust paid $700,000 in cash and obtained new mortgage financing for the remaining $3.5 million of the purchase price. The mortgage bears interest at 10.0% per annum, through July 1997, increasing to 10.5% per annum thereafter, requires monthly payments of interest only, and matures January 1, 1998. The Trust paid a $146,000 real estate brokerage commission to Carmel Realty and a $42,000 acquisition commission to BCM based on the $4.2 million purchase price of the property.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.  SUBSEQUENT EVENTS (Continued)

Also in July 1996, the Trust obtained mortgage financing for the unencumbered Forest Ridge Apartments in Denton, Texas in the amount of $1.2 million. The Trust received net cash of $1.1 million after payment of various closing costs associated with the financing. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $10,175 and matures August 1, 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $12,000 based on the $1.2 million mortgage.

Also in July 1996, the Trust purchased the 3400 Carlisle Building in Dallas, Texas for $5.3 million. The Trust paid $800,000 in cash and obtained new mortgage financing for the remaining $4.5 million of the purchase price. The mortgage bears interest at 8.93% per annum, requires monthly payments of principal and interest of $33.488 through July 31, 1998 increasing to $38,457 through maturity and matures March 31, 2001. The Trust paid a $177,000 real estate brokerage commission to Carmel Realty and a $53,000 acquisition commission to BCM based on the $5.3 million purchase price of the property.

In August 1996, the Trust obtained mortgage financing for the unencumbered Central Storage Warehouse in Dallas, Texas in the amount of $1.4 million. The Trust received net cash of $1.4 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 8.5% through July 30, 1999 and at variable rate thereafter, requires monthly payments of principal and interest of $13,786 through July 30, 1999 adjusted thereafter based on the interest rate and matures July 31, 2011. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $14,000 based on the new $1.4 million mortgage.

Also in August 1996, the Trust sold the Southgate Apartments in Round Rock, Texas for $6.1 million in cash. The Trust received net cash of $3.0 million after the payoff of $2.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $192,000 to Carmel Realty based on the $6.1 million sales price. The Trust will recognize a gain of approximately $3.5 million on the sale.

                           -------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Cash and cash equivalents aggregated $14.9 million at June 30, 1996, compared with $6.4 million at December 31, 1995. The principal reasons for the increase in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, collections of mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales and refinancings, will be sufficient to meet the Trust's various cash needs, including, but not limited to, property acquisitions, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $7.1 million in the first six months of 1995 to $9.2 million in the first six months of 1996. Of this net increase, $1.3 million is the result of the Trust acquiring eight additional income producing properties subsequent to June 30, 1995 and $307,000 is due to the acquisition of two income producing properties in March 1995.
The remainder of the increase is due to increased rental and occupancy rates and lower operating expenses at the Trust's apartment complexes. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in 1995 and first six months of 1996.

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. See NOTE 3. "MORTGAGE NOTES RECEIVABLE."

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas for $1.8 million. In conjunction with the sale, the Trust provided $750,000 of purchase money financing in the form of a wraparound mortgage note. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale.

In February and March 1996, Indcon, L.P. ("Indcon"), a joint venture partnership in which the Trust has a 60% interest, sold 25 of its industrial warehouses for a total of $36.2 million in cash. Indcon received net cash of $14.2 million, of which the Trust's equity share was $8.5 million, after the payoff of existing mortgage debt with a principal balance of $23.4 million.

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon received a total of $2.2 million, of which the Trust's equity share was $1.3 million.

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

Also in April 1996, the Trust refinanced the mortgage debt secured by the Quail Oaks Apartments in Balch Springs, Texas in the amount of $1.3 million. The Trust received new cash of $413,000 after the payoff of $753,000 in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing.

In April 1996, Indcon sold two additional of its industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million.

In May 1996, the Trust sold the Sunset Towers Apartments in San Francisco, California for $24.1 million in cash. The Trust received net cash of $9.7 million after payoff of $14.0 million in existing mortgage debt and the payment of various closing costs associated with the sale.

In June 1996, the Trust purchased the Grove Park Apartments, a 188 unit apartment complex in Plano, Texas for $4.4 million. The Trust paid $1.2 million in cash and obtained the property subject to the existing first lien mortgage of $3.2 million.

Also in June 1996, the Trust sold the Crystal Court Apartments in Detroit, Michigan for $700,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in June 1996, the Trust refinanced the mortgage debt secured by the Fairways Apartments in Longview, Texas in the amount of $2.0 million. The Trust received net cash of $210,000 after the payoff of $1.7 million in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing.

In July 1996, the Trust purchased the Promenade Shopping Center, a 133,558 square foot shopping center in Highlands Ranch, Colorado for $8.1 million. The Trust paid $2.5 million in cash and obtained new mortgage financing of $5.6 million.

Also in July 1996, the Trust refinanced the mortgage debt secured by the Woodbridge Court Apartments in Westminster, Colorado in the amount of $3.0 million. The Trust received net cash of $2.0 million after the payoff of $903,000 in existing mortgage debt and the payment of various closing costs associated with the refinancing.

Also in July 1996, the Trust purchased the Park at Colonnade Apartments, a 211 unit apartment complex in San Antonio, Texas for $4.2 million. The Trust paid $700,000 cash and obtained new mortgage financing of $3.5 million.

Also in July 1996, the Trust obtained mortgage financing of $1.2 million secured by the unencumbered Forest Ridge Apartments in Denton, Texas. The Trust received net cash of $1.1 million after the payment of various closing costs.

Also in July 1996, the Trust purchased the 3400 Carlisle Office Building, a 76,727 square foot office building in Dallas, Texas for $5.3 million. The Trust paid $800,000 in cash and obtained new mortgage financing of $4.5 million.

In August 1996, the Trust obtained mortgage financing of $1.4 million secured by the unencumbered Central Storage Warehouse in Dallas, Texas. The Trust received net cash of $1.4 million after the payment of various closing costs associated with the financing.

Also in August 1996, the Trust sold the Southgate Apartments in Round Rock, Texas for $6.1 million. The Trust received net cash of $3.0 million after the payoff of $2.9 million in existing mortgage debt and the payment of various closing costs associated with the sale.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest, of which 104,048 shares remain to be purchased as of June 30, 1996. Through June 30, 1996, the Trust had repurchased 1,360,952 of its shares at a total cost to the Trust of $6.8 million, of which 183,227 shares were repurchased in 1996 at a total cost of $1.8 million.

In the first six months of 1996, the Trust paid quarterly distributions of $.26 per share or a total of $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In August 1996, the Trust announced an offer to buy back its shares of beneficial interest from shareholders owning 99 or fewer shares. The Trust will pay a premium of $.50 per share over the average closing price of its shares as reported from August 8, 1996 through September 30, 1996, the expiration date of the offer.

On a quarterly basis, the Trust's management reviews the carrying value of the Trust's mortgage notes receivable and properties held for sale and periodically, but no less than annually, its properties held for investment. Generally accepted accounting principles require that the carrying value of such assets cannot exceed the lower of their respective carrying amounts or estimated net realizable value. In the initial instance when estimated net realizable value of a mortgage note receivable or a property held for sale is less than the carrying amount at the time of evaluation, a reserve is established and a corresponding provision for loss is recorded by a charge against earnings. A subsequent revision to estimated net realizable value either increases or decreases such reserve with a corresponding charge against or credit to earnings. In the case of properties held for investment the carrying value of the property is written down and a provision for loss is recorded. The estimate of net realizable value of the Trust's mortgage notes receivable is based on management's review and evaluation of the collateral property securing the mortgage note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, discussions with the manager of the property and a review of the surrounding area. See "Recent Accounting Pronouncement," below.

Results of Operations

For the three and six months ended June 30, 1996, the Trust had net income of $4.6 million and $6.0 million, compared to a net loss of $83,000 and $727,000 for the three and six months ended June 30, 1995. The primary factors contributing to the Trust's net income are discussed in the following paragraphs.

Rents increased from $9.3 million and $17.7 million for the three and six months ended June 30, 1995 to $11.1 million and $21.8 million for the three and six months ended June 30, 1996. Of these increases $2.0 million and $3.6 million is attributable to the acquisition of four apartment complexes and four commercial properties subsequent to June 30, 1995. These increases are partially offset by a decrease of $488,000 and $511,000 attributable to two properties sold in 1996.

Interest income was $204,000 and $404,000 for the three and six months ended June 30, 1995 compared to $302,000 and $553,000 for the three and six months ended June 30, 1996. This increase is due to the funding of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations Continued

a $1.5 million second lien mortgage in February 1996 and a $750,000 wraparound mortgage note accepted in February 1996 in conjunction with the sale of Rivertree Apartments. Interest income for the remainder of 1996 is expected to approximate that of the first six months of 1996.

The Trust's equity in income (loss) of partnerships was a loss of $216,000 and $194,000 for the three and six months ended June 30, 1996 compared to income of $78,000 and $185,000 for the three and six months ended June 30, 1995. This decrease in equity income is primarily due to the sale of 27 warehouse facilities owned by Indcon, L.P. ("Indcon"), a joint venture partnership in which the Trust owns a 60% interest, in the first quarter of 1996. In addition, interest expense for Sacramento Nine ("Sac 9"), a joint venture partnership in which the Trust owns a 30% interest, increased as a result of new mortgage financing secured on a previously unencumbered office building owned by Sac 9. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS." Equity income is expected to be minimal for the remainder of 1996.

Property operating expenses increased from $5.6 million and $10.6 million for the three and six months ended June 30, 1995 to $6.7 million and $12.9 million for the three and six months ended June 30, 1996. Increases of $1.3 million and $1.7 million are due to the acquisition of four apartment complexes and four commercial properties subsequent to June 30, 1995. The remainder of the increase is primarily due to increased repair and maintenance and personnel expenses in an effort to maintain the Trust's increased rental and occupancy rates. These increases are partially offset by decreases of $261,000 and $312,000 due to properties sold in 1996.

Interest expense increased from $2.4 million and $4.5 million for the three and six months ended June 30, 1995 to $3.1 million and $6.1 million for the three and six months ended June 30, 1996. Of this increase, $340,000 and $1.0 million for the three and six months, respectively, is due to interest expense recorded on mortgages secured by nine properties, encumbered by debt, acquired during 1996 and 1995. An additional $278,000 and $434,000 for the three and six months, respectively, is due to interest expense recorded on borrowings during 1996 and 1995, secured by mortgages on three previously unencumbered apartment complexes and the refinancing of four existing mortgages. Interest expense is expected to increase in the remainder of 1996, as a result of the Trust's acquisition of other properties and refinancings during the remainder of 1996.

Depreciation expense increased from $1.1 million and $2.0 million for the three and six months ended June 30, 1995 to $1.1 million and $2.2 million for the same period in 1996. This increase is due to the acquisition of five apartment complexes and six commercial properties during 1996 and 1995. Depreciation is expected to increase in the remainder of 1996, as a result of the Trust's acquisition of three commercial properties and one apartment complex in 1996, as well as acquisitions subsequent to June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations Continued

A provision for losses of $541,000 was recognized in the six months ended June 30, 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by Alderwood Apartments. No provision was required in 1996.

Advisory fee to affiliate increased from $393,000 and $745,000 for the three and six months ended June 30, 1995 to $469,000 and $851,000 for the three and six months ended June 30, 1996. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of property acquisitions 1995 and 1996. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses increased from $264,000 and $629,000 for the three and six months ended June 30, 1995 to $590,000 and $939,000 for the three and six months ended June 30, 1996. This increase is primarily attributable to an increase in legal fees and Advisor cost reimbursements.

For the three and six months ended June 30, 1996, the Trust recognized gains on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996 and $5.4 million on the sale of Sunset Towers Apartments in May 1996. See NOTE 4. "REAL ESTATE." In addition, the Trust recognized a gain of $370,000, its 60% equity share of the gain recognized by Indcon on the sale of 27 industrial warehouses and an extraordinary gain of $663,000, also its equity share of an insurance settlement from a fire loss on another industrial warehouse owned by Indcon. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS."

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

Inflation (Continued)

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

SFAS No. 121 further requires that long-lived assets held for sale "...be reported at the lower of carrying amount or fair value less cost to sell." If a reduction in a held for sale asset's carrying amount to fair value less cost to sell is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale asset's fair value less cost to sell shall be recorded as an adjustment to the asset's carrying amount, but not in excess of the asset's carrying amount when originally classified as held for sale. A corresponding charge or credit to earnings is to be recognized. Long-lived assets held for sale are not to be depreciated. The Trust adopted SFAS No. 121 effective January 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncement (Continued)

The effect of adopting SFAS No. 121 was the discontinuance of depreciation on the Trust's properties held for sale of $26,000 and $50,000 in the three and six months ended June 30, 1996, and a corresponding increase in its reported net income.


                   ------------------------------------------


                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Trust held its annual meeting of shareholders on May 31, 1996, at which meeting the Trust's shareholders were asked to consider and vote upon (i) the election of Trustees of the Trust, (ii) the renewal of the Trust's advisory agreement with Basic Capital Management, Inc. ("BCM"), (iii) repeal of Subpart
(e) of the Trust's Declaration of Trust which limits the Trust's ability to invest in certain unimproved, non-income producing property and (iv) the repeal of Subpart (g) of Section 5.3 of the Trust's Declaration of Trust which limits the time the Trust may hold investments in equity securities.

At such meeting the Trust's shareholders elected the following individuals as Trustees of the Trust:


                                                          Shares Voting
                                                     -------------------------
                                                                    Withheld
          Trustee                                       For         Authority
          -------                                    ---------     -----------
          John P. Parsons                            3,018,933        44,661
          Bennett B. Sims                            3,110,295        43,299
          Ted P. Stokely                             3,110,346        43,248
          Martin L. White                            3,106,839        46,775
          Edward G. Zampa                            3,110,582        43,012

Also at such meeting the Trust's shareholders approved the renewal of the Trust's advisory agreement with BCM until the next annual meeting of the Trust's shareholders with 3,027,397 votes for the proposal, 46,730 votes against the proposal and 60,667 votes abstaining. The Trust's shareholders also approved the repeal of Subpart (e) of Section 5.3 of the Trust's Declaration of Trust with 2,895,151 votes for the proposal, 79,829 votes against the proposal and 82,848 votes abstaining and the repeal of Subpart (g) of Section 5.3 of the Trust's Declaration of Trust with 2,901,429 votes for the proposal, 71,202 votes against the proposal and 86,196 votes abstaining.

ITEM 5.   OTHER EVENTS

On August 1, 1996, the Trust announced an offer to buy back shares of Common Stock from shareholders owning 99 or fewer shares as of the record date August 1, 1996. The Trust will pay a premium of $.50 per share over the average of the closing market prices as reported from August 8, 1996 through September 30, 1996. The purpose of the buy back offer is to reduce expenses of servicing the shareholders, including the printing and mailing of investor materials.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:


Exhibit
Number                         Description
- -------   -----------------------------------------------------
    27.0     Financial Data Schedule


(b) Reports on Form 8-K as follows:

          A Current Report on Form 8-K, dated May 31, 1996, was filed with respect to Item 5. "Other Events," and Item 7. "Financial Statements and Exhibits," which reports the vote by shareholders to approve amendments to the Trust's Declaration of Trust which (i) repealed the limitation to time which the Trust may hold investments in equity securities and (ii) repealed the limitation on the Trust's ability to invest in certain unimproved, non-income producing property.

          A Current Report on Form 8-K, dated July 9, 1996, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item
          7. "Financial Statements and Exhibits," which reports the acquisition of the Hampton Court Office Building, the Amoco Office Building, the Grove Park Apartments and the Promenade Shopping Center.

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:     August 12, 1996              By:    /s/ Randall M. Paulson
     -------------------------            -----------------------------------
                                          Randall M. Paulson
                                          President





Date:     August 12, 1996              By:    /s/ Thomas A. Holland
     -------------------------            -----------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Six Months Ended June 30, 1996





Exhibit                                                               Page
Number                         Description                           Number
- -------     ---------------------------------------------------      ------

 27.0       Financial Data Schedule.                                   25