Form 10-K/A
period 1995-12-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-11-12
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A


           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995


                         Commission File Number 0-10503

                    CONTINENTAL MORTGAGE AND EQUITY TRUST
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


                      Documents Incorporated by Reference:

                                      NONE

This Form 10-K/A amends the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995 as follows:

ITEM 6.       SELECTED FINANCIAL DATA - page 25


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS - pages 29, 30, 31, 32 and 33



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - pages 37, 40 and 42


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K - EXHIBIT 27.0 FINANCIAL DATA SCHEDULE - page 95

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)

may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. The Board of Trustees also determined that there was no reason to object to the purchase of additional shares of the Trust by the shareholder group and on August 23, 1994, the Trust's Board of Trustees adopted a resolution to the effect that they do not object to the acquisition of up to 49% of the Trust's outstanding shares of beneficial interest by Mr. Phillips and his affiliates. In determining total ownership, shares of beneficial interest of the Trust, if any, owned by Mr. Friedman and his affiliates are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates may not acquire more than 49% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they do not object to such increased ownership. At March 15, 1996, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately 51% of the Trust's outstanding shares of beneficial interest.
The increase in ownership above 49% is the result of the Trust repurchasing its shares in 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                               For the Years Ended December 31,
                                  -------------------------------------------------------------
                                    1995       1994         1993           1992         1991
                                  --------   ---------    ---------      ---------    ---------
                                              (dollars in thousands, except per share)
EARNINGS DATA
Revenues................         $  38,309   $  29,741    $  24,288      $  21,162    $  15,486
Expenses................            39,982      31,803       23,460         20,443       15,812
                                 ---------   ---------    ---------      ---------    ---------

Income (loss) from
 operations............             (1,673)     (2,062)         828            719         (326)
Equity in income (loss)
 of partnerships.......                230          98         (213)          (344)        (308)
Gain on sale of
 real estate...........                -         1,131          -              383           91
Extraordinary gain......               -           -            -              -            930
                                 ---------   ---------    ---------      ---------    ---------
Net income (loss).......         $  (1,443)  $    (833)   $     615      $     758    $     387
                                 =========   =========    =========      =========    =========

EARNINGS PER SHARE DATA
Income (loss) before
 extraordinary gain....          $    (.33)  $    (.19)   $     .13      $     .15    $    (.10)
Extraordinary gain......               -           -            -              -            .17
                                 ---------   ---------    ---------      ---------    ---------
Net income (loss).......         $    (.33)  $    (.19)   $     .13      $     .15    $     .07
                                 =========   =========    =========      =========    =========

Distributions per share.         $     .40   $     .40    $     .33      $     -      $     .71

Weighted average
 shares outstanding....          4,377,165   4,379,722    4,521,384      5,058,762    5,308,398

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

Interest expense increased from $7.7 million in 1994 to $10.0 million in 1995. Of this increase, $2.4 million is due to interest expense recognized on mortgages secured by properties acquired in 1994 and 1995. An additional $766,000 is due to interest expense on six borrowings in 1994 and 1995, secured by mortgages on previously unencumbered apartment complexes and refinancing of existing mortgages. These increases are partially offset by a decrease of $855,000 due to the payoff of the underlying lien related to the payoff of a $14.0 million wraparound mortgage note receivable in December 1994.

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

Advisory fee to affiliate was comparable at $1.3 million in 1995 and 1994. Although the Trust's gross assets, the basis for the advisory fee, increased in 1995, the advisory agreement requires a portion of the advisory fee be refunded if certain operating expenses exceed limits specified in the Declaration of Trust. The effect of this limitation was to require that BCM refund $250,000 of the annual advisory fee for 1995.

General and administrative expenses were comparable at $1.2 million in 1995 and 1994. A decrease in legal fees was offset by expenses incurred in connection with the Trust's annual meeting.


The Trust's equity in earnings of partnerships improved from $98,000 in 1994 to $230,000 in 1995. Included in the 1994 equity in earnings of partnerships is a $577,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of one of its industrial warehouses. Excluding such gain, the Trust's equity in earnings of partnerships would have been a loss of $479,000 in 1994. The improvement in equity earnings of partnerships in 1995 over 1994 is primarily due to higher rents and occupancy at the 31 industrial warehouse facilities owned by Indcon. This improvement is partially offset by an increase in losses in Sacramento Nine ("SAC 9"), also a joint venture partnership, due to increased interest expense, as a result of new mortgage financing secured by a previously unencumbered office building. In February and March 1996, Indcon completed the sale of 25 of its 31 industrial warehouse facilities. See NOTE 6. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."


For the year 1994, the Trust recognized a gain of $1.1 million on the settlement of a profit participation related to the December 1994 payoff of one of the Trust's wraparound mortgage note receivable. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)


The Trust's equity in earnings of partnerships improved from a loss of $213,000 in 1993 to income of $98,000 in 1994. The 1993 equity in earnings of partnerships includes a gain on the sale of real estate of $365,000 related to the sale of three properties of SAC 9, a joint venture partnership. The 1994 equity in earnings of partnerships includes a gain on the sale of real estate of $577,000 related to the sale of an industrial warehouse facility by Indcon, also a joint venture partnership. Excluding such gains, equity in earnings of partnerships would have improved from a loss of $578,000 in 1993 to a loss of $479,000 in 1994. This improvement in equity earnings of partnerships is primarily due to higher rents and occupancy at the industrial warehouse facilities owned by Indcon.



For the year 1994, the Trust recognized a gain of $1.1 million on the settlement of a profit participation related to the 1994 payoff of one of the Trust's notes receivable. The Trust recognized no such gains in 1993.


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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS






                                                  For the Years Ended December 31,
                                            ------------------------------------------
                                               1995              1994            1993
                                            ----------        ----------       ---------

                                              (dollars in thousands, except per share)
Revenues
 Rents..............................        $  37,586         $  27,042        $  20,996
 Interest (including $20 in 1993
    from affiliates).................             723             2,699            3,292
                                            ---------         ---------        ---------
                                               38,309            29,741           24,288

Expenses
 Property operations (including
    $806 in 1995, $570 in 1994 and
    $296 in 1993 to affiliates)......          22,682            16,888           12,791
 Interest...........................           10,009             7,711            5,531
 Depreciation.......................            4,279             3,214            2,431
 Provision for losses...............              541             1,429              221
 Advisory fee to affiliate..........            1,264             1,326            1,160
 General and administrative
    (including $506 in 1995, $524
    in 1994 and $453 in 1993 to
    affiliate).......................           1,207             1,235            1,326
                                            ---------         ---------        ---------
                                               39,982            31,803           23,460
                                            ---------         ---------

Income (loss) from operations........          (1,673)           (2,062)             828

Equity in income (loss) of
 partnerships........................             230                98             (213)
Gain on sale of real estate..........             -               1,131              -
                                            ---------         ---------        ---------
Net income (loss)....................       $  (1,443)        $    (833)       $     615
                                            =========         =========        =========


Earnings per share

Net income (loss)....................       $   (.33)         $    (.19)       $     .13
                                            ========          =========        =========

 Weighted average shares of
 beneficial interest used in
 computing earnings per share.......        4,377,165         4,379,722        4,521,384
                                            =========         =========        =========






The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                   For the Years Ended December 31,
                                                                -------------------------------------
                                                             1995                1994                1993
                                                          ----------          -----------         ---------
                                                                           (dollars in thousands)
Cash Flows from Financing Activities
 Proceeds from notes payable.........                     $      12,506        $     10,078        $      2,389
 Payments on notes payable...........                            (7,590)             (3,666)               (808)
 Proceeds from margin borrowings.....                               -                   -                   500
 Distributions to shareholders.......                            (1,751)             (1,752)             (1,504)
 Repurchase of shares of beneficial
    interest..........................                              -                   (84)             (2,320)
 Distribution from partnership's
    financing cash flows..............                            1,025                 -                   -
                                                          -------------        ------------        ------------
       Net cash provided by (used in)
         financing activities..........                           4,190               4,576              (1,743)
                                                          -------------        ------------        ------------
Net increase (decrease) in cash and
 cash equivalents....................                            (1,092)              5,707                (606)
Cash and cash equivalents, beginning
 of year.............................                             7,478               1,771               2,377
                                                          -------------        ------------        ------------
Cash and cash equivalents, end of
 year................................                     $       6,386        $      7,478        $      1,771
                                                          =============        ============        ============
Reconciliation of net income (loss) to
 net cash provided by operating
 activities
    Net income (loss).................                    $      (1,443)       $       (833)       $        615
    Adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities
    Gain on sale of real estate.......                              -                (1,131)                -
    Depreciation and amortization.....                            4,240               3,307               2,663
    Equity in (income) loss of
       partnerships....................                            (230)                (98)                213
    Provision for losses..............                              541               1,429                 221
    (Increase) decrease in interest
       receivable......................                              (1)                309                (219)
    (Increase) decrease in other
       assets..........................                             432                (785)                 98
    Increase (decrease) in other
       liabilities.....................                             204                 468                 407
    Increase in interest payable......                              756                 156                  80
    Distributions from partnerships'
       operating cash flow.............                              41                 191                 -
                                                          -------------        ------------        ------------
         Net cash provided by
         operating activities........                     $       4,540        $      3,013        $      4,078
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


Certain balances for 1994 and 1993 have been reclassified to conform to the 1995 presentation. Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.


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