Form 10-Q/A
period 1996-03-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-11-12
CIK 319416

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
                       (Registrant's Telephone Number,
                            Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---



Shares of Beneficial Interest,
        no par value                                  4,222,905
------------------------------            --------------------------------
          (Class)                          (Outstanding at April 30, 1996)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996 as follows:


PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS - pages 4, 7 and 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 14 and 15


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - EXHIBIT 27.0 FINANCIAL DATA SCHEDULE - page 21

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                          For the Three Months
                                                             Ended March 31,
                                                   ------------------------------
                                                      1996                 1995
                                                   ------------      ------------
                                                        (dollars in thousands,
                                                           except per share)
Revenues
  Rents........................................    $     10,707     $      8,361
  Interest.....................................             251              200
                                                   ------------     ------------
                                                         10,958            8,561

Expenses
  Property operations..........................           6,210            4,985
  Interest.....................................           2,927            2,106
  Depreciation.................................           1,137              963
  Provision for losses.........................             -                541
  Advisory fee to affiliate....................             382              352
  General and administrative...................             349              365
                                                   ------------     ------------
                                                         11,005            9,312
                                                   ------------     ------------

(Loss) from operations ........................             (47)            (751)

Equity in income of partnerships...............             395              107
Gain on sale of real estate....................             378              -
                                                   ------------     -------------

Income (loss) before extraordinary gain........             726             (644)

Extraordinary gain.............................             697              -
                                                   ------------     ------------

Net income (loss)..............................    $      1,423     $       (644)
                                                   ============     ============



Earnings per share
Income (loss) before extraordinary gain........    $       .17      $      (.15)
Extraordinary gain.............................            .16              -
                                                   -----------      -----------

Net income (loss)..............................    $       .33      $      (.15)
                                                   ===========      ===========


Weighted average shares of beneficial interest
  used in computing earnings per share.........      4,332,699        4,377,189
                                                   ===========      ===========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued





                                                            For the Three Months
                                                               Ended March 31,
                                                     ------------------------------
                                                        1996                 1995
                                                     ------------      ------------
                                                          (dollars in thousands)
Reconciliation of net income (loss) to net cash
  provided by operating activities
Net income (loss)..................................  $     1,423       $      (644)
Adjustments to reconcile net income (loss) to net
  cash provided by  operating activities
  Gain on sale of real estate......................         (378)              -
  Extraordinary gain...............................         (697)              -
  Depreciation and amortization....................        1,134               922
  Provision for loss...............................          -                 541
  Equity in (income) of partnerships...............         (395)             (107)
  (Increase) in interest receivable................          (71)              (75)
  (Increase) decrease in other assets..............           84              (254)
  (Decrease) in other liabilities..................         (443)              (13)
  Increase in interest payable.....................          194               129
  Distributions from partnerships' operating cash
     flow..........................................          570               224
                                                     -----------       -----------
  Net cash provided by operating activities........  $     1,421       $       723
                                                     ===========       ===========



Noncash investing and financing activities

  Notes payable from acquisition of real estate....  $       -         $    13,803

  Mortgage note receivable from real estate sale...          750               -

  Unrealized gain on marketable equity securities..        1,003                61

  Carrying value of real estate acquired through
     insubstance foreclosure.......................          -                 891





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


Certain balances for 1995 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.


NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at March 31, 1996:

           Sacramento Nine.......................               $      (50)
           Indcon, L.P...........................                    3,873
                                                                ----------

                                                                $    3,823
                                                                ==========

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

Interest income was $200,000 for the three months ended March 31, 1995 compared to $251,000 for the three months ended March 31, 1996. This increase is due to the funding of a $1.5 million second lien mortgage in February 1996 and a $750,000 wraparound mortgage note issued in February 1996 in conjunction with the sale of Rivertree Apartments. Interest income is expected to increase for the remainder of 1996, as a result of the $1.5 million second lien mortgage
funded by the Trust in February 1996.    Property operating expenses increased
from $5.0 million for the three months ended March 31, 1995 to $6.2 million for the three months ended March 31, 1996. Of this increase, $682,000 is due to the acquisition of four apartment complexes and two commercial properties subsequent to March 31, 1995 and an additional $183,000 is due to the acquisition of two commercial properties in March 1995. The remainder of the increase is primarily due to increased repairs and maintenance and personnel expenses in an effort to maintain the Trust's increased rental and occupancy rates.

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


The Trust's equity in earnings of partnerships was $395,000 for the three months ended March 31, 1996 as compared to $107,000 for the three months ended March 31, 1995. Included in equity earnings of partnerships for the three months ended March 31, 1996 is a $370,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of 25 of its industrial warehouses. Excluding such gain, the Trust's equity in earnings of partnerships would have been income of $25,000 for the three months ended March 31, 1996. This decrease in equity in earnings of partnerships is primarily due to the sale of 25 warehouse facilities owned by Indcon in the first quarter of 1996. In addition, interest expense for Sacramento Nine ("SAC 9"), also a joint venture partnership, increased as a result of new mortgage financing secured on a previously unencumbered office building. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations Continued

For the three months ended March 31,1996, the Trust recognized a gain on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996. See NOTE 4. "REAL ESTATE."

For the three months ended March 31, 1996, the Trust recognized an extraordinary gain of $697,000, its equity share of an insurance settlement from a fire loss on one of Indcon's industrial warehouses. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS."





                                      15A