Form 10-Q/A
period 1996-06-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-11-12
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                  FORM 10-Q/A




   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996



                         Commission File Number 0-10503



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            California                                          94-2738844
 --------------------------------                        ----------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)



        10670 North Central Expressway, Suite 300, Dallas, TX   75231
       ----------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)


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
          (Class)                          (Outstanding at July 26, 1996)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996 as follows:


PART I  - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS - pages 4, 7 and 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - pages 18 and 19


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - EXHIBIT 27.0 FINANCIAL DATA SCHEDULE - page 25

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                           For the Three Months                   For the Six Months
                                              Ended June 30,                       Ended June 30,
                                         ------------------------              ----------------------
                                            1996             1995                 1996         1995
                                         ----------    ----------              ----------    ---------
                                                (dollars in thousands, except per share)
Revenues
 Rents.......................            $  11,063     $    9,345              $  21,770     $  17,706
 Interest....................                  302            204                    553           404
                                         ---------     ----------              ---------     ---------
                                            11,365          9,549                 22,323        18,110

Expenses
 Property operations.........                6,693          5,575                 12,903        10,560
 Interest....................                3,136          2,411                  6,063         4,517
 Depreciation................                1,157          1,067                  2,294         2,030
 Provision for losses........                  -              -                      -             541
 Advisory fee to affiliate...                  469            393                    851           745
 General and administrative..                  590            264                    939           629
                                         ---------     ----------              ---------     ---------
                                            12,045          9,710                 23,050        19,022
                                         ---------     ----------              ---------     ---------

(Loss) from operations.......                 (680)          (161)                  (727          (912)

Equity in income (loss) of
 partnerships..............                   (219)            78                    176           185
Gain on sale of real estate...               5,421            -                    5,799           -
                                         ---------     ----------              ---------     ---------

Income (loss) before extra-
 ordinary gain (loss)........                4,522            (83)                 5,248          (727)

Extraordinary gain............                 (34)           -                      663           -
                                         ---------     ----------              ---------     ---------
Net income (loss).............           $   4,488     $      (83)             $   5,911     $    (727)
                                         =========     ==========              =========     =========



Earnings per share
 Income (loss) before
 extraordinary gain........              $    1.07     $     (.02)             $    1.23     $    (.17)
 Extraordinary gain..........                    -              -                    .16             -
                                         ---------     ----------              ---------     ---------
 Net income (loss)...........            $    1.07     $     (.02)             $    1.39     $    (.17)
                                         =========     ==========              =========     =========


Weighted average shares of
 beneficial interest used in
 computing earnings per share            4,214,062     4,377,167               4,273,916     4,377,177
                                         =========     =========               =========     =========






The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                 For the Six Months
                                                                   Ended June 30,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
                                                               (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss)..................................           $    5,911    $     (727)
 Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
 Depreciation and amortization....................                 2,294         1,949
 Provision for loss...............................                   -             541
 Gain on sale of real estate......................                (5,799)            -
 Extraordinary gain...............................                  (663)            -
 (Increase) in interest receivable................                   (50)          (94)
 Decrease in other assets.........................                 2,399           133
 Increase (decrease) in other liabilities.........                  (543)           82
 Increase in interest payable.....................                    93           307
 Distributions from partnerships' operating cash
     flow...........................................                 941           517
 Equity in (income)  of partnerships.............                   (176)         (185)
                                                              ----------       -------

     Net cash provided by operating activities......          $    4,407    $    2,523
                                                              ==========    ==========




Noncash investing and financing activities


 Notes payable from acquisition of real estate....            $    3,200    $   16,640

 Interest on wraparound mortgage loan paid
     directly to underlying lienholder..............                  12             -

 Unrealized gain on marketable equity securities..                 1,173            55

 Note receivable from the sale of real estate.....                   750             -

 Carrying value of real estate acquired through
     insubstance foreclosure in satisfaction of a
     note receivable with a carrying value of $891..                   -           891






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


NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at June 30, 1996:

           Sacramento Nine.......................     $         (34)
           Indcon, L.P...........................             2,093
                                                      -------------
                                                             $2,059

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

Results of Operations (Continued)

General and administrative expenses increased from $264,000 and $629,000 for the three and six months ended June 30, 1995 to $590,000 and $939,000 for the three and six months ended June 30, 1996. This increase is primarily attributable to an increase in legal fees and Advisor cost reimbursements.


The Trust's equity in earnings of partnerships was a loss of $213,000 for the three months ended June 30, 1996 and income of $176,000 for the six months ended June 30, 1996 as compared to income of $176,000 and $189,000 in the three and six months ended June 30, 1996. Included in equity earnings of partnerships for the six months ended June 30, 1996 is a $370,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of 27 of its industrial warehouses. Excluding such gain, the Trust's equity in earnings of partnerships would have been a loss of $194,000 for the six months ended June 30, 1996. This decrease in equity in earnings of partnerships is primarily due to the sale of 27 warehouse facilities owned by Indcon in the first quarter of 1996. In addition, interest expense for Sacramento Nine ("SAC 9"), also a joint venture partnership, increased as a result of new mortgage financing secured on a previously unencumbered office building owned by SAC 9. See NOTE
2. "INVESTMENTS IN PARTNERSHIPS." Equity in earnings of partnerships is expected to be minimal for the remainder of 1996.


For the three and six months ended June 30, 1996, the Trust recognized gains on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996 and $5.4 million on the sale of Sunset Towers Apartments in May 1996. See NOTE 4. "REAL ESTATE."


In the six months ended June 30, 1996, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement from a fire loss on one of Indcon's industrial warehouses . See NOTE 2. "INVESTMENTS IN PARTNERSHIPS."


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)


Inflation

The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Trust from





                                     19A