Form 10-Q
period 1996-09-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-11-13
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                                ------------------


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


                                (214) 692-4700
                       (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Shares of Beneficial Interest,
        no par value                                   4,144,762
------------------------------           ------------------------------------
          (Class)                         (Outstanding at November 1, 1996)

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


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                                          September 30,      December 31,
                                                                              1996               1995
                                                                          -------------      ------------
                                                                               (dollars in thousands)
                 Assets
                 ------
Notes and interest receivable
    Performing........................................                     $    6,119         $   4,240
    Nonperforming, nonaccruing........................                          2,287             2,299
                                                                           ----------         ---------
                                                                                8,406             6,539

Less - allowance for estimated losses.................                         (1,188)           (1,188)
                                                                           ----------         ---------
                                                                                7,218             5,351
Foreclosed real estate held for sale, net of
    accumulated depreciation ($725 in 1996 and $738
    in 1995)..........................................                         10,657            11,553

Real estate under contract for sale, net of
    accumulated depreciation ($602 in 1995)...........                              -             1,268

Less - allowance for estimated losses.................                         (4,941)           (5,117)
                                                                           ----------         ---------
                                                                                5,716             7,704
Real estate held for investment, net of accumulated
    depreciation ($15,459 in 1996 and $16,395 in 1995)                        182,724           174,713
Investment in marketable equity securities, at
    market (including $5,550 in 1996 and $3,812 in
    1995 of affiliates)...............................                          6,676             4,753
Investments in partnerships...........................                          2,265            12,970
Cash and cash equivalents.............................                         16,537             6,386
Other assets (including $680 in 1996 and $469 in
    1995 from affiliates).............................                         11,254             6,691
                                                                           ----------         ---------
                                                                           $  232,390         $ 218,568
                                                                           ==========         =========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                                          September 30,      December 31,
                                                                              1996              1995
                                                                          -------------      ------------
                                                                              (dollars in thousands)

                 Liabilities and Shareholders' Equity
Liabilities
Notes and interest payable..........................                       $  142,516         $ 135,590
Other liabilities (including $938 in 1995 to
  affiliates).......................................                            7,462             6,993
                                                                           ----------         ---------
                                                                              149,978           142,583

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 4,182,030 in 1996 and 4,377,141 shares
  in 1995...........................................                            8,379             8,766
Paid-in capital.....................................                          258,545           260,060
Accumulated distributions in excess of accumulated
  earnings..........................................                         (189,468)         (195,870)
Net unrealized gains on marketable equity securities                            4,956             3,029
                                                                           ----------         ---------
                                                                               82,412            75,985
                                                                           ----------         ---------
                                                                           $  232,390         $ 218,568
                                                                           ==========         =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Three Months           For the Nine Months
                                                  Ended September 30,            Ended September 30,
                                                  --------------------           -------------------
                                                   1996          1995             1996         1995
                                                  ------        ------           ------       ------
                                                      (dollars in thousands, except per share)
Revenue
   Rentals.....................                 $  11,435    $   9,612        $   33,205    $  27,318
   Interest....................                       268          196               821          600
                                                ---------    ---------        ----------    ---------
                                                   11,703        9,808            34,026       27,918


Expenses
   Property operations.........                     7,188        5,896            20,091       16,456
   Interest....................                     3,254        2,481             9,317        6,998
   Depreciation................                     1,271        1,103             3,565        3,133
   Provision for losses........                      (884)           -              (884)         541
   Advisory fee to affiliate...                       449          394             1,300        1,139
   General and administrative..                       461          299             1,400          928
                                                ---------    ---------        ----------    ---------
                                                   11,739       10,173            34,789       29,195
                                                ---------    ---------        ----------    ---------



Loss from operations..........                        (36)        (365)             (763)      (1,227)

Equity in income of
   partnerships................                        21           28               197          213
Gain on sale of real estate...                      3,598            -             9,397            -
                                                ---------    ---------        ----------    ---------

Income (loss) before
   extraordinary gain..........                     3,583         (337)            8,831       (1,064)
Extraordinary gain............                        149            -               812            -
                                                ---------    ---------        ----------    ---------

Net income (loss).............                  $   3,732    $    (337)       $    9,643    $  (1,064)
                                                =========    =========        ==========    =========


Earnings per share
 Income (loss) before extra-
 ordinary gain.............                     $     .86    $    (.08)       $     2.08    $    (.24)
 Extraordinary gain..........                         .04            -               .20            -
                                                ---------    ---------        ----------    ---------
 Net income (loss)...........                   $     .90    $    (.08)       $     2.28    $    (.24)
                                                =========    =========        ==========    =========

Weighted average shares of
 beneficial interest used in
 computing earnings per share                   4,184,086    4,377,156         4,243,754    4,377,171
                                                =========    =========        ==========    =========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                      Accumulated       Unrealized
                                  Shares of                          Distributions       Gains on
                             Beneficial Interest                      in Excess of      Marketable
                           -----------------------      Paid-in       Accumulated         Equity        Shareholders'
                            Shares         Amount       Capital         Earnings        Securities         Equity
                           --------       --------      -------      -------------      ----------      ------------
                                                            (dollars in thousands)
Balance, January 1,
  1996............         4,377,141      $  8,766     $ 260,060      $  (195,870)       $  3,029         $  75,985

Repurchase of shares
  of beneficial
  interest..........        (195,111)         (387)       (1,515)               -               -            (1,902)

Distributions ($.76
  per share)........               -             -             -           (3,241)              -            (3,241)

Unrealized gains on
  marketable equity
  securities........               -             -             -                -           1,927             1,927

Net income..........               -             -             -            9,643               -             9,643
                           ---------      --------     ---------      -----------        --------         ---------

Balance, September 30,
  1996...............      4,182,030      $  8,379     $ 258,545      $  (189,468)       $  4,956         $  82,412
                           =========      ========     =========      ===========        ========         =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                            1996           1995
                                                            ----           ----
                                                           (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected..................................         $ 32,925     $ 27,306
 Interest collected...............................              462          527
 Interest paid....................................           (8,270)      (6,359)
 Payments for property operations.................          (18,666)     (16,149)
 General and administrative expenses paid.........           (1,282)      (1,201)
 Advisory fee paid to affiliate...................           (1,300)      (1,139)
 Distributions from partnerships' operating cash
   flow...........................................              844          745
 Other............................................            2,581          833
                                                           --------     --------

   Net cash provided by operating activities......            7,294        4,563


Cash Flows from Investing Activities
 Acquisition of real estate.......................          (18,996)      (6,593)
 Real estate improvements.........................             (667)        (696)
 Funding of capital improvement escrow............           (1,500)        (252)
 Proceeds from sale of real estate................           14,673            -
 Funding of notes receivable......................           (1,870)           -
 Collections on notes receivable..................            1,117        1,059
 Distributions from partnerships' investing
   activities.....................................           10,720            -
 Deferred financing costs.........................           (1,961)        (365)
                                                           --------     --------

   Net cash provided by (used in) investing
      activities..................................            1,516       (6,847)


Cash Flows from Financing Activities
 Distributions to shareholders....................           (3,241)      (1,313)
 Proceeds from notes payable......................           28,427        4,829
 Payments on notes payable........................          (21,943)      (2,781)
 Distributions from partnerships' financing
   activities.....................................                -        1,025
 Repurchase of shares of beneficial interest......           (1,902)           -
                                                           --------     --------

   Net cash provided by financing activities......            1,341        1,760
                                                           --------     --------

Net increase (decrease) in cash and cash
 equivalents......................................           10,151         (524)

Cash and cash equivalents, beginning of period.....           6,386        7,478
                                                           --------     --------
Cash and cash equivalents, end of period...........        $ 16,537     $  6,954
                                                           ========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                               For the Nine Months
                                                               Ended September 30,
                                                               -------------------
                                                                 1996       1995
                                                               --------   --------
                                                              (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss).................................             $  9,643    $ (1,064)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
 Depreciation and amortization....................                3,565       3,012
 Provision for losses.............................                 (884)        541
 Gain on sale of real estate......................               (9,397)          -
 Extraordinary gain...............................                 (812)          -
 (Increase) decrease in interest receivable.......                  (44)         46
 Decrease in other assets.........................                4,801         703
 Increase (decrease) in other liabilities.........                  299         (80)
 (Decrease) increase in interest payable..........                 (524)        508
 Distributions from partnerships' operating cash
   flow...........................................                  844         745
 Equity in (income) loss of partnerships..........                 (197)       (213)
                                                               --------    --------

   Net cash provided by operating activities......             $  7,294    $  4,198
                                                               ========    ========



Noncash investing and financing activities

 Notes payable from acquisition of real estate....             $  3,200    $ 20,790

 Unrealized gain on marketable equity securities..                1,927         483

 Note receivable from sale of real estate.........                  750           -

 Carrying value of real estate acquired through
   foreclosure (in satisfaction of notes
   receivable with a carrying value of $891)......                    -         891




The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K").

Certain balances for 1995 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.

NOTE 2. INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at September 30, 1996:

    Sacramento Nine.......................          $   103
    Indcon, L.P...........................            2,162
                                                    -------

                                                    $ 2,265
                                                    =======

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

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon received a

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 2. INVESTMENTS IN PARTNERSHIPS (Continued)

total of $2.2 million in cash. Indcon does not intend to rebuild the destroyed warehouse and accordingly has recognized an extraordinary gain of $1.2 million, of which the Trust's equity share was $663,000.

In April 1996, Indcon sold two additional industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million. Indcon paid a real estate sales commission of $16,000 to Carmel Realty based upon the $1.8 million sales price of the properties.

Set forth below is summarized results of operations for the partnerships the Trust accounts for using the equity method for the nine months ended September 30, 1996:

         Rents...................................           $ 2,133
         Depreciation............................              (411)
         Property operations.....................            (1,520)
         Interest expense........................              (856)
                                                            -------

         Loss before gain on sale of real estate
           and extraordinary gain................              (654)
         Gain on sale of real estate.............               617
         Extraordinary gain......................             1,208
                                                            -------

         Net income..............................           $ 1,171
                                                            =======

NOTE 3. MORTGAGE NOTES RECEIVABLE

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. The note bears interest at 12% per annum and requires monthly interest only payments to the extent of available cash flow. Any accrued but unpaid interest is added to the principal balance of the note annually. In addition, the note requires quarterly principal payments equal to the excess property cash flow for the quarter. The note matures in October 1998 with an option to extend the note to December 2000. The Trust has also guaranteed the underlying $3.0 million first mortgage secured by the property which is current. The Trust has an option to purchase a 50% interest in the partnership which owns the Signature Athletic Club Building. The option expires in December 2005. The Club has had no available cash flow during 1996, therefore the Trust ceased recognizing interest income effective June 1996.

In July 1996, the Trust agreed to fund a $500,000 promissory note secured by a contract to purchase land in Frisco, Texas. Through September 30, 1996, the Trust has funded $300,000. The note bears interest at 13% per annum and all interest and principal is payable at the December 31, 1996 maturity date.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4. REAL ESTATE

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas for $1.8 million, a property under contract for sale at December 31, 1995. In conjunction with the sale, the Trust provided $750,000 of purchase money financing which was paid in full in August 1996. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $70,000 to Carmel Realty based on the $1.8 million sales price of the property. The Trust recognized a gain of $378,000 on the sale. In September 1996, the Trust received an insurance reimbursement for hail damage that had occurred in 1995 and recognized an extraordinary gain of $149,000.

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

In July 1996, the Trust purchased the Promenade Shopping Center, a 133,558 square foot shopping center in Highlands Ranch, Colorado for $8.1 million. The Trust paid $1.8 million in cash and obtained new mortgage financing for the remaining $6.3 million of the purchase price. The first lien mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $50,385 and matures July 1, 1999. The second lien mortgage bears interest at 9.0% per annum and matures June 30, 1997, at which time all principal and interest is due. The Trust paid a $232,000 real estate brokerage commission to Carmel Realty and a $81,000 acquisition commission to BCM based on the $8.1 million purchase price of the property.

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

Also in July 1996, the Trust purchased the 3400 Carlisle Building, a 74,000 square foot office building in Dallas, Texas for $5.3 million. The Trust paid $800,000 in cash and obtained new mortgage financing for the remaining $4.5 million of the purchase price. The mortgage bears interest at 8.93% per annum, requires monthly payments of principal and interest of $33,488 through July 31, 1998, increasing to $38,457 through maturity and matures March 31, 2001. The Trust paid a $177,000 real estate brokerage commission to Carmel Realty and a $53,000 acquisition commission to BCM based on the $5.3 million purchase price of the property.

In August 1996, the Trust sold the Southgate Square Apartments in Round Rock, Texas for $6.1 million in cash. The Trust received net cash of $3.0 million after the payoff of $2.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $192,000 to Carmel Realty based on the $6.1 million sales price. The Trust recognized a gain of $3.6 million on the sale.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4. REAL ESTATE (Continued)

In September 1996, the Trust purchased the Shady Trail Warehouse, a 42,900 square foot warehouse in Dallas, Texas for $681,000. The Trust paid $131,000 in cash and obtained new mortgage financing for the remaining $550,000 of the purchase price. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $4,429 and matures October 1, 2001. The Trust paid a $27,000 real estate brokerage commission to Carmel Realty and a $7,000 acquisition commission to BCM based on the $681,000 purchase price of the property.

Also in September 1996, the Trust sold the Ravenswood Apartments in Stratford, New Jersey for $1.2 million in cash. The Trust paid a real estate sales commission of $49,600 to Carmel Realty based on the $1.2 million sales price. The Trust recognized no gain or loss on the sale.

NOTE 5. NOTES PAYABLE

In February 1995, after determining that further investment in Genesee Towers Office Building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the Trust wrote down the carrying value of the property by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage. In February 1996, the Trust and the lender entered into a forbearance agreement that provided, among other things, that until August 20, 1996, the Trust make monthly payments of the greater of regular scheduled principal and interest or cash flow from the property. The deed to the property was placed in escrow during the term of the forbearance agreement. The Trust transferred the property to the lender in September 1996. The Trust had written down the carrying value of the property to the amount of the nonrecourse mortgage debt, which approximated fair value of the property. During the pendency of the foreclosure negotiations, the Trust continued to accrue and expense its interest obligations on such note. The Trust recorded a negative provision for loss with the elimination of its obligation for such accrued interest on the transfer of the property to the lender.

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

In May 1996, the Trust obtained mortgage financing for the previously unencumbered Applecreek Apartments in Dallas, Texas in the amount of $1.8 million. The Trust received net cash of $1.6 million after payment of various closing costs associated with the financing. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $15,076 and matures June 1, 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $18,000 based on the new $1.8 million mortgage.

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

Also in July 1996, the Trust obtained mortgage financing for the previously unencumbered Forest Ridge Apartments in Denton, Texas in the

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

In August 1996, the Trust obtained mortgage financing for the previously unencumbered Central Storage Warehouse in Dallas, Texas in the amount of $1.4 million. The Trust received net cash of $1.4 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 8.5% through July 30, 1999 and at variable rate thereafter, requires monthly payments of principal and interest of $13,786 through July 30, 1999 adjusted thereafter based on the interest rate and matures July 31, 2011. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $14,000 based on the new $1.4 million mortgage.

Also in August 1996, the Trust refinanced the mortgage debt secured by the McCallum Glen Apartments in Dallas, Texas for $5.2 million. The Trust received net cash of $761,000 after the payoff of the existing first mortgage of $4.2 million and the payment of various closing costs. The new mortgage bears interest at 8.5%, requires monthly payments of principal and interest of $40,176 and matures September 1, 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $52,250 based on the new $5.2 million mortgage.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 7. SUBSEQUENT EVENTS

In October 1996, the Trust purchased 236 acres of undeveloped land on State Highway 121 in Collin County, Texas for $3.9 million in cash. The Trust paid a real estate brokerage commission of $136,000 to Carmel Realty and a $39,000 acquisition commission to BCM based on the $3.9 million purchase price of the property.

Also in October 1996, the Trust sold a .60 acre parcel of the 6 acre tract of Northwest Crossing land in Houston, Texas for $290,000 in cash. The Trust recorded the sale under the cost recovery method and therefore recognized no gain or loss on the sale.

In November 1996, the Trust purchased the Glenwood Apartments in Addison, Texas for $4.2 million. The Trust paid $1.3 million in cash and assumed the existing first lien mortgage of $2.9 million. The

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7. SUBSEQUENT EVENTS (Continued)

mortgage bears interest at 9.25% per annum, requires monthly payments of principal and interest of $27,476 and matures in November 2004. The Trust paid a real estate brokerage commission of $145,000 to Carmel Realty and a $42,000 acquisition commission to BCM based on the $4.2 million purchase price of the property.


                        -------------------------------



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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $16.3 million at September 30, 1996, compared with $6.4 million at December 31, 1995. The principal reasons for the increase in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $11.2 million in the first nine months of 1995 to $13.9 million in the first nine months of 1996.
Of this net increase, $2.6 million is the result of the Trust acquiring fifteen additional income producing properties during 1995 and 1996. The remainder of the increase is due to increased rental and occupancy rates and lower operating expenses at the Trust's commercial properties and apartment complexes. These increases are partially offset by a decrease of $713,000 due to four properties being sold in 1996. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in 1995 and first nine months of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. See NOTE 3. "MORTGAGE NOTES RECEIVABLE."

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas for $1.8 million. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale. In conjunction with the sale, the Trust provided $750,000 of purchase money financing which was paid in full in August 1996.

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

Also in July 1996, the Trust obtained mortgage financing of $1.2 million secured by the previously unencumbered Forest Ridge Apartments in Denton, Texas. The Trust received net cash of $1.1 million after the payment of various closing costs associated with the financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

Also in July 1996, the Trust purchased the 3400 Carlisle Office Building, a 76,727 square foot office building in Dallas, Texas for $5.3 million. The Trust paid $800,000 in cash and obtained new mortgage financing of $4.5 million.

In August 1996, the Trust obtained mortgage financing of $1.4 million secured by the previously unencumbered Central Storage Warehouse in Dallas, Texas. The Trust received net cash of $1.4 million after the payment of various closing costs associated with the financing.

Also in August 1996, the Trust sold the Southgate Square Apartments in Round Rock, Texas for $6.1 million. The Trust received net cash of $3.0 million after the payoff of $2.9 million in existing mortgage debt and the payment of various closing costs associated with the sale.

Also in August 1996, the Trust refinanced the mortgage debt secured by the McCallum Glen Apartments in Dallas, Texas for $5.2 million. The Trust received net cash of $761,000 after the payoff of $4.2 million in existing mortgage debt and the payment of various closing costs.

In September 1996, the Trust purchased the Shady Trail Warehouse in Dallas, Texas for $681,000. The Trust paid $131,000 in cash and obtained new mortgage financing of $550,000.

Also in September 1996, the Trust sold the Ravenswood Apartments in Stratford, New Jersey for $1.2 million in cash.

Through September 30, 1996, the Trust has funded $300,000 of a $500,000 note receivable secured by a contract to purchase land in Frisco, Texas.

In October 1996, the Trust purchased 236 acres of undeveloped land on State Highway 121 in Collin County, Texas for $3.9 million in cash.

Also in October 1996, the Trust sold a .60 acre parcel of the 6 acre tract of Northwest Crossing land in Houston, Texas for $290,000 in cash.

In November 1996, the Trust purchased the Glenwood Apartments in Addison, Texas for $4.2 million. The Trust paid $1.3 million in cash and assumed the existing first lien mortgage of $2.9 million.

The Trust has deposited $778,000 as earnest money toward the purchase of three apartment complexes and one office building in separate transactions during the fourth quarter. The Trust estimates it will expend $10.5 million of its cash balance to close these transactions.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest, of which 92,164 shares remain to be purchased as of September 30, 1996. Through

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

September 30, 1996, the Trust had repurchased 1,372,836 of its shares at a total cost to the Trust of $6.9 million, of which 195,111 shares were repurchased in 1996 at a total cost of $1.9 million.

In August 1996, the Trust announced an offer to buy back its shares of beneficial interest from shareholders owning 99 or fewer shares. The Trust paid a premium of $.50 per share over the average closing price of its shares as reported from August 8, 1996 through September 30, 1996, the expiration date of the offer. On October 17, 1996, the Trust repurchased 82,967 shares pursuant to such offer, at a total cost of $913,000.

In the first nine months of 1996, the Trust paid quarterly and special distributions of $.76 per share or a total of $3.2 million.

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

Results of Operations

For the three and nine months ended September 30, 1996, the Trust had net income of $3.7 million and $9.6 million, compared to a net loss of $337,000 and $1.1 million for the three and nine months ended September 30, 1995. The primary factors contributing to the Trust's net income in 1996 are discussed in the following paragraphs.

Rents increased from $9.6 million and $27.3 million for the three and nine months ended September 30, 1995 to $11.4 million and $33.2 million for the three and nine months ended September 30, 1996. Of these increases $2.6 million and $6.6 million are attributable to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations Continued

acquisition of six apartment complexes and nine commercial properties during 1995 and 1996. These increases are partially offset by decreases of $1.2 million and $1.6 million attributable to four properties sold in 1996.

Interest income was $196,000 and $600,000 for the three and nine months ended September 30, 1995 compared to $268,000 and $821,000 for the three and nine months ended September 30, 1996. Of these increases $16,000 and $100,000 for the three and nine months are due to the funding of a $1.5 million second lien mortgage in February 1996, $370,000 of a $500,000 note in July 1996 and a $750,000 purchase money note accepted in February 1996 in conjunction with the sale of Rivertree Apartments. Additional increases of $138,000 and $248,000 for the three and nine months are due to increased dividend and short-term investment income. Interest income for the remainder of 1996 is expected to approximate that of the third quarter of 1996.

Property operating expenses increased from $5.9 million and $16.5 million for the three and nine months ended September 30, 1995 to $7.2 million and $20.1 million for the three and nine months ended September 30, 1996. Increases of $1.5 million and $3.6 million are due to the acquisition of six apartment complexes and nine commercial properties during 1995 and 1996. The remainder of the increase is primarily due to increased repair and maintenance and personnel expenses in an effort to maintain the Trust's increased rental and occupancy rates. These increases are partially offset by decreases of $551,000 and $841,000 due to properties sold in 1996.

Interest expense increased from $2.5 million and $7.0 million for the three and nine months ended September 30, 1995 to $3.3 million and $9.3 million for the three and nine months ended September 30, 1996. Of these increases, $806,000 and $1.9 million for the three and nine months, respectively, are due to interest expense recorded on mortgages secured by nine properties, encumbered by debt, acquired during 1996 and 1995. An additional $210,000 and $708,000 for the three and nine months, respectively, is due to interest expense recorded on borrowings during 1996 and 1995, secured by mortgages on three previously unencumbered apartment complexes and one industrial property and the refinancing of five existing mortgages. These increases are partially offset by decreases of $245,000 and $336,000 for the three and nine months, respectively, due to two properties sold in 1996. Interest expense is expected to increase in the remainder of 1996, as a result of the Trust's acquisition of other properties and refinancings during the remainder of 1996.

Depreciation expense increased from $1.1 million and $3.1 million for the three and nine months ended September 30, 1995 to $1.3 million and $3.6 million for the three and nine months ended September 30, 1996. Of these increases, $356,000 and $600,000 for the three and nine months, respectively, are due to the acquisition of six apartment complexes and nine commercial properties during 1996 and 1995. These increases are

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations Continued

partially offset by decreases of $151,000 and $237,000 due to properties sold in 1996. Depreciation is expected to increase in the remainder of 1996, as a result of the Trust's acquisition of six commercial properties and two apartment complexes in 1996, as well as acquisitions subsequent to September 30, 1996.

A provision for losses of $541,000 was recognized in the nine months ended September 30, 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by Alderwood Apartments. A negative provision for losses of $884,000 was recognized in the three and nine months ended September 30, 1996. Such negative provisions represents accrued interest recorded on a mortgage between February 1995, the date the Trust stopped making payments on the mortgage, and September 1996 when the property was transferred to the lender. See NOTE 5. "NOTES PAYABLE."

Advisory fee to affiliate increased from $394,000 and $1.1 million for the three and nine months ended September 30, 1995 to $449,000 and $1.3 million for the three and nine months ended September 30, 1996. These increases are due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of property acquisitions during 1995 and 1996. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses increased from $299,000 and $928,000 for the three and nine months ended September 30, 1995 to $461,000 and $1.4 million for the three and nine months ended September 30, 1996. These increases are primarily attributable to an increase in legal fees and Advisor cost reimbursements.

The Trust's equity in earnings of partnerships was $21,000 and $197,000 for the three and nine months ended September 30, 1996 compared to $28,000 and $213,000 for the three and nine months ended September 30, 1995. Included in equity earnings of partnerships for the nine months ended September 30, 1996 is a gain on sale of real estate of $370,000, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of its 27 warehouse facilities. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS." Without such gain the Trust's equity in earnings of partnerships would have been a loss of $173,000. Such decrease is primarily due to the sale of Indcon's 27 warehouse facilities in the first quarter of 1996. In addition, interest expense for Sacramento Nine ("SAC 9"), also a joint venture partnership, increased as a result of new mortgage financing secured on a previously unencumbered office building. See NOTE 2. "INVESTMENTS IN PARTNERSHIPS." Equity in earnings of partnerships is expected to be minimal for the remainder of 1996.

For the three and nine months ended September 30, 1996, the Trust recognized gains on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996, $5.4 million on the sale of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations Continued

Sunset Towers Apartments in May 1996, $3.6 million on the sale of Southgate Apartments in August 1996. See NOTE 4. "REAL ESTATE."

In the three months ended September 30, 1996, the Trust recognized an extraordinary gain of $149,000 representing an insurance settlement at the Rivertree Apartments which the Trust had sold in February 1996. See NOTE 4. "REAL ESTATE." In the nine months ended September 30, 1996, the Trust also recognized an extraordinary gain of $663,000, its equity share of an insurance settlement from a fire loss on an industrial warehouse owned by Indcon. See
NOTE 2. "INVESTMENTS IN PARTNERSHIPS." The Trust recognized no extraordinary gains in 1995.

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

The effect of adopting SFAS No. 121 was the discontinuance of depreciation on the Trust's properties held for sale of $26,000 and $75,000 in the three and nine months ended September 30, 1996, and a corresponding increase in its reported net income.

                        -------------------------------

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Trust, together with Income Opportunity Realty Investors, Inc., National Income Realty Trust and Transcontinental Realty Investors, Inc., three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. pending before the United States District Court for the Northern District of California and relating to the operation and management of each of the entities (the "Olive Litigation"). On April 23, 1990, the court granted final approval of the terms of a Stipulation of Settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and that modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily approved by the court on July 1, 1994, and final court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

During August and September 1996, the court held evidentiary hearings to assess compliance with the terms of the Olive Modification by the various parties.
The court has not issued any ruling or order with respect to the matters addressed at the hearings. Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intends to assert that certain actions taken by the Board of Trustees during 1994, 1995 and 1996 breached the terms of the Olive Modification. Plaintiffs' counsel has not made a petition to the court on any of these claims.


ITEM 5. OTHER INFORMATION

The Trust's management has recommended that the Trust's Board of Trustees approval a proposal to convert the Trust to a Nevada Corporation. On October 25, 1996, the Trust's Board of Trustees approved such recommendation. The Board of Trustees believes the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate grievance and indemnification and greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting shareholders will be presented with a proposal to approve the conversion of the Trust to a corporation by way of merger of the Trust into a wholly-owned subsidiary of the Trust. This proposal will require the approval of shareholders holding a majority of the Trust's outstanding shares of beneficial interest.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

Exhibit
Number                             Description
-------     ----------------------------------------------------
 27.0       Financial Data Schedule

(b)     Reports on Form 8-K as follows:

        A Current Report on Form 8-K, dated July 9, 1996, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Hampton Court Office Building, the Central Storage Warehouse, the Amoco Office Building, the Grove Park Apartments, the Promenade Shopping Center and the Park at Colonnade Apartments, which was amended on Form 8-K/A, filed September 9, 1996.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CONTINENTAL MORTGAGE AND EQUITY TRUST



Date: November 13, 1996               By: /s/ RANDALL M. PAULSON
     -------------------------              ------------------------------
                                            Randall M. Paulson
                                            President





Date: November 13, 1996               By: /s/ THOMAS A. HOLLAND
     ------------------------               -------------------------
                                            Thomas A. Holland
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months Ended September 30, 1996





Exhibit                                                                   Page
Number                           Description                             Number
-------       ----------------------------------------------------       ------


 27.0         Financial Data Schedule.                                     28