Form 10-Q/A
period 1996-09-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1996-11-15
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-Q/A



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                         Commission File Number 0-10503



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          California                                           94-2738844
--------------------------------                          ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)



       10670 North Central Expressway, Suite 300, Dallas, TX    75231
-------------------------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)


                                 (214) 692-4700
                      -----------------------------------
                        (Registrant's Telephone Number,
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
          (Class)                          (Outstanding at July 26, 1996)

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1996 as follows:


PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS - page 4

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                       For the Three Months             For the Nine Months
                                        Ended September 30,              Ended September 30,
                                   ----------------------------    ----------------------------
                                       1996            1995            1996            1995
                                   ------------    ------------    ------------    ------------
                                               (dollars in thousands, except per share)
Revenue
 Rentals .......................   $     11,435    $      9,612    $     33,205    $     27,318
 Interest ......................            268             196             821             600
                                   ------------    ------------    ------------    ------------
                                         11,703           9,808          34,026          27,918


Expenses
 Property operations ...........          7,188           5,896          20,091          16,456
 Interest ......................          3,254           2,481           9,317           6,998
 Depreciation ..................          1,271           1,103           3,565           3,133
 Provision for losses ..........           (884)           --              (884)            541
 Advisory fee to affiliate .....            449             394           1,300           1,139
 General and administrative ....            461             299           1,400             928
                                   ------------    ------------    ------------    ------------
                                         11,739          10,173          34,789          29,195
                                   ------------    ------------    ------------    ------------


Loss from operations ...........            (36)           (365)           (763)         (1,277)

Equity in income of
  partnerships .................             21              28             197             213
Gain on sale of real estate ....          3,598            --             9,397            --
                                   ------------    ------------    ------------    ------------

Income (loss) before
  extraordinary gain ...........          3,583            (337)          8,831          (1,064)
Extraordinary gain .............            149            --               812            --
                                   ------------    ------------    ------------    ------------

Net income (loss) ..............   $      3,732    $       (337)   $      9,643    $     (1,064)
                                   ============    ============    ============    ============



Earnings per share
 Income (loss) before extra-
   ordinary gain ...............   $        .86    $       (.08)   $       2.08    $       (.24)
 Extraordinary gain ............            .04            --               .20            --
                                   ------------    ------------    ------------    ------------
 Net income (loss) .............   $        .90    $       (.08)   $       2.28    $       (.24)
                                   ============    ============    ============    ============

Weighted average shares of
 beneficial interest used in
 computing earnings per share ..      4,184,086       4,377,156       4,243,754       4,377,171
                                   ============    ============    ============    ============




The accompanying notes are an integral part of these Consolidated Financial Statements.