Form 10-K405
period 1996-12-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1997-03-14
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996


                         Commission File Number 0-10503

                    CONTINENTAL MORTGAGE AND EQUITY TRUST
             (Exact Name of Registrant as Specified in Its Charter)

        California                                              94-2738844
----------------------------                               ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


10670 North Central Expressway, Suite 300, Dallas, Texas            75231
--------------------------------------------------------          ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 7, 1997, the Registrant had 4,026,376 shares of beneficial interest outstanding. Of the total shares outstanding, 1,875,228 were held by other than those who may be deemed to be affiliates, for an aggregate value of $21,565,122 based on the last trade as reported on The Nasdaq Stock Market on March 7, 1997. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:

                                      NONE

                      - Exhibit Index Appears on Page 95 -
                                - Page 1 of 96 -

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K



                                                                            Page
                                                                            ----
                                     PART I
                                     ------

Item 1.       Business.................................................      3

Item 2.       Properties...............................................      7

Item 3.       Legal Proceedings........................................     24

Item 4.       Submission of Matters to a Vote of Security Holders......     26


                                     PART II
                                     -------


Item 5.       Market for Registrant's Shares of Beneficial
              Interest and Related Shareholder Matters.................     27

Item 6.       Selected Financial Data..................................     29

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................     30

Item 8.       Financial Statements and Supplementary Data..............     39

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................     75


                                    PART III
                                    --------

Item 10.      Trustees, Executive Officers and Advisor of the
              Registrant...............................................     75

Item 11.      Executive Compensation...................................     84

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management...........................................     87

Item 13.      Certain Relationships and Related Transactions...........     88


                                     PART IV
                                     -------

Item 14.      Exhibits, Consolidated Financial Statements,
              Schedules and Reports on Form 8-K........................     92

Signature Page.........................................................     94

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

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting, the Trust's shareholders will vote on this proposal. Approval requires the vote of a majority of the Trust's shareholders holding a majority of the Trust's outstanding shares of beneficial interest. As of March 7, 1997, the Trust's advisor and its affiliates held shares representing approximately 53.4% of the Trust's outstanding shares. A date for the special meeting of the Trust's shareholders to vote on the incorporation proposal has not been set.

The Trust's real estate portfolio at December 31, 1996 consisted of 48 properties held for investment, two equity method real estate partnerships (owning five industrial warehouses and two office buildings) and six properties held for sale, primarily acquired through foreclosure. Thirteen of the properties held for investment were purchased during 1996. The Trust's mortgage notes receivable portfolio at December 31, 1996 consisted of 16 mortgage loans. The Trust's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

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

The Trust's business is not seasonal. The Trust has determined to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new investments, the Trust's plan of operation is to continue to make equity investments in real estate and to continue its program of investing in capital improvements and emphasizing high maintenance standards with respect to its existing real estate portfolio. The Trust has determined that it will no longer actively seek to fund or purchase mortgage loans. It may, however, in special circumstances, originate mortgage loans or provide purchase money financing in conjunction with a property sale. The Trust does intend however, to service and hold for investment the mortgage notes currently in its portfolio. The Trust also intends to pursue its rights vigorously with respect to mortgage notes that are in default.

The type of new real estate investments made by the Trust will depend upon the availability of suitable real estate investment opportunities. In general, the Trust intends to be an aggressive and opportunistic investor. In 1997, the Trust's investment strategy will be to continue the strategy begun in 1996 of balancing its portfolio of apartments with new leveraged investments in commercial properties (office buildings, industrial warehouses or shopping centers) in the Southeast and Southwest, where a majority of the Trust's properties are located and where the Trust's management believes there remains a potential for sustained appreciation. The Trust will also continue its emphasis on property sales to take advantage of stabilized real estate markets by selling properties that have reached their potential. Further, to obtain additional funds for investment and to lock in current interest rates, mortgage financing will be sought on the Trust's one unencumbered apartment complex and two unencumbered office buildings held for investment, as well as refinancing of properties which are currently encumbered by mortgage debt that matures in the next two years or where there is an interest rate advantage to the Trust.

Management of the Trust

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Trust's Board of Trustees. The stated duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources for the Trust. The Advisor also serves as a consultant in connection with the Trust's business plan and investment policy decisions made by the Trust's Board of Trustees.

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

BCM has been providing advisory services to the Trust since March 28, 1989. Renewal of BCM's advisory agreement with the Trust was approved at the annual meeting of the Trust's shareholders held on May 31, 1996. BCM also serves as advisor to Income Opportunity Realty Investors, Inc., ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI"). The Trustees of the Trust are also directors of IORI and TCI and the officers of the Trust are also officers of IORI and TCI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Randall M. Paulson, President of the Trust, also serves as the President of BCM, IORI and TCI, Executive Vice President of ART and President and sole director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Trust are also officers of ART. As of March 7, 1997 ART and BCM owned approximately 40.6% and 12.7%, respectively, of the Trust's outstanding shares of beneficial interest and BCM and the Trust owned approximately 37.9% and 6.1%, respectively, of ART's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of seventeen of the Trust's commercial properties and the industrial warehouses owned by a real estate partnership in which the Trust is a partner to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

The Trust has no employees. Employees of the Advisor render services to the Trust.

Competition

The real estate business is highly competitive and the Trust competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions"), some of which may have greater financial resources than those of the Trust. The Trust's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and the ability to provide a community atmosphere for the tenants. The Trust's management believes that general economic circumstances and trends and new or renovated properties in the vicinity of the property are also competitive factors.

To the extent that the Trust seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Trust's properties are located.

As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Related Party Transactions", certain of the officers and Trustees of the Trust also serve as officers and directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of the Trust. The Trust's Trustees, officers and Advisor owe fiduciary duties to such other entities as well as to the Trust under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, trustees or directors and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

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

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of the Trust's management or Advisor. Also, the illiquidity of real estate investments may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage notes receivable portfolios. However, to the extent property acquisitions are concentrated in any particular geographic region, the advantages of diversification may be mitigated.

ITEM 2.       PROPERTIES

The Trust's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Trust's management, the Trust's offices are suitable and adequate for its present operations.

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1996, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

The Trust's real estate portfolio consists of properties held for investment, investments in partnerships and properties held for sale, which were primarily acquired through foreclosure of the collateral securing mortgage notes receivable. The Trust holds a fee simple title to all of the properties in its real estate portfolio. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Trust's properties held for investment, properties held for sale and investments in partnerships.

The Trust's real estate is geographically diversified. At December 31, 1996, the Trust held investments in apartments and/or commercial properties in each geographic region of the continental United States, other than the Northeast region. However, the Trust's apartments and commercial properties are concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1996, the Trust held mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States with a concentration in the Southeast and Southwest regions, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1996, none of the Trust's properties, partnership investments or mortgage notes receivable exceeded 10% of the Trust's total assets. At December 31, 1996, 86% of the Trust's assets consisted of properties held for investment, 2% consisted of properties held for sale, 1% consisted of investments in partnerships and 3% consisted of mortgage notes and interest receivable. The remaining 8% of the Trust's assets were cash, cash equivalents, marketable equity securities and other assets. The percentage of the Trust's assets invested in any one category is subject to change and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

To continue to qualify for federal taxation as a REIT under the Code, the Trust is required, among other things, to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Geographic Regions

The Trust has divided the continental United States into the following geographic regions.

       Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Trust has no properties in this region.

       Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Trust has 5 apartments and 6 commercial properties in this region.

       Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Trust has 18 apartments and 12 commercial properties in this region.

       Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Trust has 2 apartments and 1 commercial property in this region.

       Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Trust has 3 apartments and 2 commercial properties in this region.

       Pacific region comprised of the states of California, Oregon and Washington. The Trust has 1 apartment in this region.

Excluded from the above are four parcels of unimproved land, as described below.

Real Estate

At December 31, 1996, over 90% of the Trust's assets were invested in real estate. The Trust invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Trust's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale, which were primarily acquired through foreclosure of the collateral securing mortgage notes receivable, and investments in the equity securities of real estate entities.

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

Although the Trust has typically invested in developed real estate, the Trust may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Trust's Board of Trustees). To the extent that the Trust invests in construction and development projects, the Trust would be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

As of December 31, 1996, the Trust did not have any properties on which significant capital improvements were in process.

In the opinion of the Trust's management, the properties owned by the Trust are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than unimproved land as described below) at December 31, 1996.

                                                         Commercial
        Region                             Apartments    Properties
       --------                            ----------    ----------
       Northeast......................           - %            - %
       Southeast......................        21.0           38.7
       Southwest......................        56.1           48.8
       Midwest........................        14.0            4.0
       Mountain.......................         5.7            8.5
       Pacific........................         3.2              -
                                             -----           ----
                                             100.0%         100.0%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the Trust's investment in each region. The Trust also owns four parcels of unimproved land, one parcel of 5 acres in the Southeast region and three parcels of 128 acres, 236 acres, and 5.4 acres in the Southwest region. See
Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Trust's real estate portfolio.

A summary of the activity in the Trust's owned real estate portfolio during 1996 is as follows:

       Owned properties in real estate portfolio
              at January 1, 1996....................................        47
       Properties acquired through purchase.........................        13
       Properties sold..............................................        (5)
       Property lost to foreclosure.................................        (1)
       Owned properties in real estate portfolio
              at December 31, 1996..................................        54
                                                                           ===

Properties Held for Investment. Set forth below are the Trust's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1996, 1995 and 1994:

                                                                  Rent Per
                                                                 Square Foot                 Occupancy
                                            Units/        -----------------------   --------------------------
    Property            Location         Square Footage    1996     1995    1994     1996      1995      1994
-----------------    --------------      ---------------  ------   ------  ------   ------    ------    ------
Apartments
----------
4242 Cedar Springs   Dallas, TX               76 units/
                                          60,600 sq. ft.  $ .75   $  .72   $ .71       96%      95%     99%
Applecreek           Dallas, TX              216 units/
                                         225,952 sq. ft.    .52      .50     .48       90%      90%     88%
Camelot              Largo, FL               120 units/
                                         141,024 sq. ft.    .48      .48     .46       94%      93%     98%
Country Crossing     Tampa, FL               227 units/
                                         199,952 sq. ft.    .51      .51     .48       93%      91%     91%
Edgewood             Lansing, IL             353 units/
                                         320,638 sq. ft.    .72      .71     .68       91%      94%     94%
El Chapparal         San Antonio, TX         190 units/
                                         174,220 sq. ft.    .64      .63     .61       89%      92%     93%
Fairways             Longview, TX            152 units/
                                         134,176 sq. ft.    .51      .50     .48       91%      90%     91%
Forest Ridge         Denton, TX               56 units/
                                          65,480 sq. ft.    .59      .57     .53       98%      95%     96%
Fountain Lake        Texas City, TX          166 units/
                                         161,220 sq. ft.    .52      .52     .50       90%      90%     95%
Glenwood             Addison, TX             168 units/
                                         134,432 sq. ft.    .66       *       *        96%       *       *
Grove Park           Plano, TX               188 units/
                                         143,556 sq. ft.    .65       *       *        95%       *       *
Heritage on the      Jacksonville, FL        301 units/
 River                                   289,490 sq. ft.    .58      .55      *        92%      94%      *
In the Pines         Gainesville, FL         242 units/
                                         294,860 sq. ft.    .48      .48     .44       92%      98%     96%
McCallum Crossing    Dallas, TX              322 units/
                                         172,796 sq. ft.    .84      .81     .76       98%      98%     98%
McCallum Glen        Dallas, TX              275 units/
                                         159,850 sq. ft.    .80      .76      *        97%      95%      *
Oak Park IV          Clute, TX               108 units/
                                          78,708 sq. ft.    .49      .50     .48       79%      73%     81%
Oak Run              Pasadena, TX            160 units/
                                         128,016 sq. ft.    .41       *       *        96%       *       *
Park at Colonnade    San Antonio, TX         211 units/
                                         188,000 sq. ft.    .52       *       *        96%       *       *
Park Lane            Dallas, TX               97 units/
                                          87,260 sq. ft.    .55      .53     .51       93%      92%     93%

                                                                    Rent Per
                                              Units/              Square Foot              Occupancy
                                          Square Footage/   -----------------------  -------------------------
    Property            Location              Acres          1996    1995     1994    1996       1995    1994
-----------------    --------------       ---------------   ------  ------   ------  ------     ------  ------
Apartments - Continued
----------
Parkwood Knoll       San Bernardino, CA       178 units/
                                          149,802 sq. ft   $  .64   $ .62    $ .61       95%       98%      93%
Pierce Tower         Denver, CO                57 units/
                                           45,120 sq. ft.     .93     .91      .88       97%       97%      98%
Quail Oaks           Balch Springs, TX        131 units/
                                           72,848 sq. ft.     .63     .58      .53       99%       99%      98%
Somerset             Texas City, TX           200 units/
                                          163,368 sq. ft.     .59     .60      .52       89%       91%      91%
Stone Oak            San Antonio, TX          252 units/
                                          187,686 sq. ft.     .60     .58      .55       88%       93%      93%
Sunset Lake          Waukegan, IL             414 units/
                                          302,640 sq. ft.     .79     .76      .73       88%       95%      91%
Willow Creek         El Paso, TX              112 units/
                                          103,140 sq. ft.     .47     .52      .51       87%       80%      94%
Willo-Wick Gardens   Pensacola, FL            152 units/
                                          153,360 sq. ft.     .51     .46      *         96%       66%       *
Willow Wick          North Augusta, SC        104 units/
                                           94,128 sq. ft.     .50     .47      *         93%       99%       *
Woodbridge           Westminster, CO          194 units/
                                          104,500 sq. ft.     .83     .82      .72       97%       97%      79%
Office Buildings
----------------
2626 Cole            Dallas, TX           119,632 sq. ft.   13.09     *        *         99%        *        *
3400 Carlisle        Dallas, TX            74,000 sq. ft.   10.50     *        *         98%        *        *
Amoco                New Orleans, LA      378,244 sq. ft.    9.93     *        *         33%        *        *
Hampton Court        Dallas, TX           104,001 sq. ft.   12.80     *        *         92%        *        *
NASA Office Park     Clear Lake, TX        78,159 sq. ft.   10.46   10.00     9.74       64%       55%      63%
Northpoint Central   Houston, TX          176,043 sq. ft.   10.50     *        *         90%        *        *
Tollhill West        Dallas, TX           159,546 sq. ft.   12.60   11.85    11.38       58%       94%      91%
Windsor Plaza        Windcrest, TX         80,522 sq. ft.   11.38   10.22     9.56       84%       87%      78%

Industrial Warehouses
---------------------
Brookfield Corporate
 Center              Chantilly, VA         63,504 sq. ft.    6.19    6.00      *        100%       85%       *
Central Storage      Dallas, TX           216,035 sq. ft.     .99     *        *        100%        *        *
Kelly Warehouses     Dallas, TX           330,334 sq. ft.    2.43    2.20      *         93%       88%       *
McLeod Commerce
 Center              Orlando, FL          110,914 sq. ft.    6.38    6.09     6.08       80%       83%      73%
Northgate
 Distribution        Marietta, GA         208,386 sq. ft.    3.91    3.82     3.70      100%       89%     100%
Shady Trail          Dallas, TX            42,900 sq. ft.    2.25     *        *          0%        *        *
Sullyfield
 Commerce Center     Chantilly, VA        243,813 sq. ft.    5.23    5.17      *         90%       84%       *

Shopping Centers
----------------
Builders Square      St. Paul, MN         115,492 sq. ft.    2.65    2.65     2.65      100%      100%     100%
Promenade            Highland Ranch, CO   133,558 sq. ft.    9.35     *        *         80%        *        *
Rio Pinar            Orlando, FL          113,638 sq. ft.    8.33    8.26     8.31       88%       89%      85%

Land
----
State Highway 121    Collin County, TX        236 Acres

-----------------------

* Property was purchased in 1995 or 1996.

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In February 1995, after determining that further investment in Genesee Towers Office Building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the carrying value of the property was written down by $1.2 million (to $8.6 million, which approximated fair value of the property) to the amount of the nonrecourse mortgage. In February 1996, the Trust and the lender entered into a forbearance agreement that provided, among other things, that until August 20, 1996, the Trust make monthly payments of the greater of regular scheduled principal and interest or cash flow from the property. The deed to the property was placed in escrow during the term of the forbearance agreement. The Trust transferred the property to the lender in September 1996. During the pendency of the foreclosure negotiations, the Trust continued to accrue and expense its interest obligations on such mortgage. The Trust recorded a negative provision for loss of $884,000 in September 1996 with the elimination of its obligation for such accrued interest, on the transfer of the property to the lender.

In March 1996, the Trust purchased the Hampton Court Office Building, a 104,001 square foot office building in Dallas, Texas, for $7.7 million. The Trust paid $1.4 million in cash and obtained new mortgage financing of $6.3 million. The mortgage bears interest at 8.0% per annum, requires monthly payments of principal and interest of $42,000 and matures in March 2001. In conjunction with the financing, the Trust established various escrow accounts in the amount of $1.5 million. The Trust paid a real estate brokerage commission of $205,000 to Carmel Realty and an acquisition fee of $77,000 to BCM based on the $7.7 million purchase price of the property.

In April 1996, the Trust purchased the Amoco Building, a 378,244 square foot office building in New Orleans, Louisiana, for $5.9 million in cash. The Trust paid a real estate brokerage commission of $188,000 to Carmel Realty and an acquisition fee of $59,000 to BCM based on the $5.9 million purchase price of the property.

Also in April 1996, the Trust purchased the Central Storage Warehouse, a 216,035 square foot industrial warehouse in Dallas, Texas, for $2.2 million in cash. The Trust paid a real estate brokerage commission of $86,000 to Carmel Realty and an acquisition fee of $22,000 to BCM based on the $2.2 million purchase price of the property. In August 1996, the Trust obtained mortgage financing in the amount of $1.4 million. The Trust received net cash of $1.4 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 8.5% per annum through July 30, 1999 and at a variable rate thereafter, requires monthly payments of principal and interest of $13,786 through July 30, 1999 adjusted thereafter based on the then effective interest rate and matures in July 2011. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $14,000 based on the new $1.4 million mortgage.

In April 1996, the Trust refinanced the mortgage debt secured by the Edgewood Apartments in Lansing, Illinois in the amount of $8.1 million. The Trust received net cash of $1.3 million after the payoff of $6.7 million in existing mortgage debt, including a $60,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.65% per annum, requires monthly payments of principal and interest of $66,000 and matures in May 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $81,000 based upon the new $8.1 million mortgage.

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

In May 1996, the Trust obtained mortgage financing for the previously unencumbered Applecreek Apartments in Dallas, Texas in the amount of $1.8 million. The Trust received net cash of $1.6 million after payment of various closing costs associated with the financing. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $15,076 and matures in June 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $18,000 based on the new $1.8 million mortgage.

In June 1996, the Trust purchased the Grove Park Apartments, a 188 unit apartment complex in Plano, Texas, for $4.4 million. The Trust paid $1.2 million in cash and assumed the existing mortgage of $3.2 million. The mortgage bears interest at 8.9% per annum, requires monthly payments of principal and interest of $26,315 and matures in March 1998. The Trust paid a $153,000 real estate brokerage commission to Carmel Realty and a $44,000 acquisition fee to BCM based on the $4.4 million purchase price of the property.

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

In July 1996, the Trust purchased the Promenade Shopping Center, a 133,558 square foot shopping center in Highlands Ranch, Colorado, for $8.1 million.
The Trust paid $1.8 million in cash and obtained new mortgage financing for the remaining $6.3 million of the purchase price. A first lien mortgage in the amount of $5.6 million bears interest at 9.0% per annum, requires monthly payments of principal and interest of $50,385 and matures in July 1999. A second lien mortgage in the amount of $700,000 bears interest at 9.0% per annum, requires monthly payments of interest only of $5,250 and matures in June 1997. The Trust paid a $232,000 real estate brokerage commission to Carmel Realty and a $81,000 acquisition fee to BCM based on the $8.1 million purchase price of the property.

Also in July 1996, the Trust purchased the Park at Colonnade Apartments, a 211 unit apartment complex in San Antonio, Texas, for $4.2 million. The Trust paid $700,000 in cash and obtained new mortgage financing for the remaining $3.5 million of the purchase price. The mortgage bears interest at 10.0% per annum, through July 1997, increasing to 10.5% per annum thereafter, requires monthly payments of interest only, and matures in January 1998. The Trust paid a $146,000 real estate brokerage commission to Carmel Realty and a $42,000 acquisition fee to BCM based on the $4.2 million purchase price of the property.

Also in July 1996, the Trust purchased the 3400 Carlisle Building, a 74,000 square foot office building in Dallas, Texas, for $5.3 million. The Trust paid $800,000 in cash and obtained new mortgage financing for the remaining $4.5 million of the purchase price. The mortgage bears interest at 8.93% per annum, requires monthly payments of principal and interest of $33,488 through July 31, 1998, increasing to $38,457 through maturity in March 2001. The Trust paid a $177,000 real estate brokerage commission to Carmel Realty and a $53,000 acquisition fee to BCM based on the $5.3 million purchase price of the property.

Also in July 1996, the Trust refinanced the mortgage debt secured by the Woodbridge Apartments in Denver, Colorado in the amount of $3.0 million. The Trust received net cash of $2.0 million after the payoff of $903,000 in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 9.125% per annum, requires monthly payments of principal and interest of $25,433 and matures in August 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $30,000 based on the new $3.0 million mortgage.

Also in July 1996, the Trust obtained mortgage financing for the previously unencumbered Forest Ridge Apartments in Denton, Texas in the amount of $1.2 million. The Trust received net cash of $1.1 million after payment of various closing costs associated with the financing. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $10,175 and matures in August 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $12,000 based on the $1.2 million mortgage.

In August 1996, the Trust refinanced the mortgage debt secured by the McCallum Glen Apartments in Dallas, Texas for $5.2 million. The Trust received net cash of $761,000 after the payoff of the existing mortgage of $4.2 million and the payment of various closing costs. The new mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $40,176 and matures in September 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $52,250 based on the new $5.2 million mortgage.

In September 1996, the Trust purchased the Shady Trail Warehouse, a 42,900 square foot industrial warehouse in Dallas, Texas, for $681,000. The Trust paid $131,000 in cash and obtained new mortgage financing for the remaining $550,000 of the purchase price. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $4,429 and matures in October 2001. The Trust paid a $27,000 real estate brokerage commission to Carmel Realty and a $7,000 acquisition fee to BCM based on the $681,000 purchase price of the property.

In October 1996, the Trust purchased 236 acres of undeveloped land on State Highway 121 in Collin County, Texas for $3.9 million in cash. The Trust paid a real estate brokerage commission of $136,000 to Carmel Realty and a $39,000 acquisition fee to BCM based on the $3.9 million purchase price of the property.

In November 1996, the Trust purchased the Glenwood Apartments, a 168 unit apartment complex in Addison, Texas, for $4.2 million. The Trust paid $1.3 million in cash and assumed the existing mortgage of $2.9 million. The mortgage bears interest at 9.25% per annum, requires monthly payments of principal and interest of $27,476 and matures in November 2004. The Trust paid a real estate brokerage commission of $145,000 to Carmel Realty and a $42,000 acquisition fee to BCM based on the $4.2 million purchase price of the property.

Also in November 1996, the Trust refinanced the mortgage debt secured by the Somerset Apartments in Texas City, Texas for $3.2 million. The Trust received net cash of $452,000 after the payoff of the existing mortgage of $2.6 million and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 8.3% per annum, requires monthly payments of principal and interest of $25,654 and matures in December 2006. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $32,400 based on the new $3.2 million mortgage.

In December 1996, the Trust purchased the Oak Run Apartments, a 160 unit apartment complex in Pasadena, Texas, for $3.8 million. The Trust paid $1.2 million in cash and obtained new mortgage financing for the remaining $2.6 million of the purchase price. The mortgage bears interest at 8.88% per annum, requires monthly payments of principal and interest of $21,805 and matures in January 2002. The Trust paid a $133,000 real estate brokerage commission to Carmel Realty and a $38,000 acquisition fee to BCM based on the $3.8 million purchase price of the property.

Also in December 1996, the Trust purchased the Northpoint Central Office Building, a 176,043 square foot office building in Houston, Texas, for $8.5 million. The Trust paid $2.7 million in cash with the seller financing the remaining $5.8 million of the purchase price. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in September 1997. The Trust paid a real estate brokerage commission of $241,000 to Carmel Realty and a $85,000 acquisition fee to BCM based on the $8.5 million purchase price.

Also in December 1996, the Trust purchased the 2626 Cole Office Building, a 119,632 square foot office building in Dallas, Texas, for $8.7 million. The Trust paid $2.2 million in cash and obtained new mortgage financing of $6.5 million. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $59,409 and matures in December 1998. The Trust paid a real estate brokerage commission of $245,000 to Carmel Realty and a $87,000 acquisition fee to BCM based on the $8.7 million purchase price.

In January 1997, the Trust purchased the Lost Timbers Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5 million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million. The mortgage bears interest at a variable rate, currently 9.29% per annum, adjusted semi-annually, requires monthly payments of principal and interest of $22,704, also adjusted annually and matures in June 1999. The Trust paid a real estate brokerage commission of $125,450 to Carmel Realty and a $35,000 acquisition fee to BCM based on the $3.5 million purchase price.

In February 1997, the Trust purchased the Watters Road land, 103 acres of undeveloped land on State Highway 121 in Collin County, Texas for $1.7 million in cash. The Trust paid a real estate brokerage commission of $68,000 to Carmel Realty and a $17,000 acquisition fee to BCM based on the $1.7 million purchase price of the property.

Also in February 1997, the Trust purchased the Jefferson Office Building, a 71,877 square foot office building in Washington, D.C., for $13.2 million. The Trust paid $4.1 million in cash and obtained new mortgage financing of $9.1 million. The mortgage bears interest at 8.0% per annum, requires monthly payments of principal and interest of $70,000 and matures in March 1999. The Trust paid a real estate brokerage commission of $319,000 to Carmel Realty and a $132,000 acquisition fee to BCM based on the $13.2 million purchase price.

Partnership Properties. Set forth below are the properties owned by the partnerships in which the Trust is an equity investee and the average annual rental rate and occupancy thereof at December 31, 1996, 1995 and 1994:


                                                               Rent Per
                                                              Square Foot                 Occupancy
                                                        -----------------------    --------------------------
    Property            Location      Square Footage     1996     1995    1994      1996      1995      1994
-----------------    --------------   ---------------   ------   -----   ------    ------    ------    ------
Sacramento Nine     Rancho Cordova, CA 105,249 sq. ft. $10.61    $10.98  $10.70     100%     100%       100%
Indcon, L.P.        San Antonio, TX    101,500 sq. ft.   2.65      2.12    1.93      77%     100%       100%
                    Atlanta, GA        113,530 sq. ft.   2.43      2.29    2.14      60%      80%        84%
                    Memphis, TN        112,382 sq. ft.   2.65      2.06    1.92      37%      67%        72%

The Trust, in partnership with National Income Realty Trust ("NIRT"), owns Sacramento Nine ("SAC 9") which in turn owns two office buildings. The Trust has a 30% general partner interest in the partnership. The Trust accounts for its investment in the partnership using the equity method.

The Trust and NIRT are also the partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% partnership interest. ISA in turn owns a 100% interest in Indcon, L.P. ("Indcon"), formerly known as Adams Properties Associates. Indcon currently owns 5 industrial warehouses. The Indcon partnership agreement requires consent of both the Trust and NIRT for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property manager. Therefore, the Trust is a noncontrolling partner and accounts for its investment in Indcon using the equity method.

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

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon received a total of $2.2 million in cash. Indcon does not intend to rebuild the destroyed warehouse and accordingly has recognized an extraordinary gain of $1.2 million, of which the Trust's equity share was $663,000.

In April 1996, Indcon sold two additional industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million. Indcon recognized a loss of $522,000 on the sale, of which the Trust's equity share was $313,000. Indcon paid a real estate sales commission of $16,000 to Carmel Realty based upon the $1.8 million sales price of the properties.

Properties Held for Sale. Set forth below are the Trust's properties held for sale, all of which were obtained through foreclosure, and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1996, 1995 and 1994:



                                                                    Rent Per
                                           Units/                  Square Foot               Occupancy
                                      Square Footage/       -----------------------  --------------------------
    Property            Location           Acres             1996     1995    1994    1996      1995      1994
-----------------    --------------   ---------------       ------   -----   ------  ------    ------    ------
Apartment
---------
Shadowridge         Rocksprings, WY          64 units/
                                        52,700 sq. ft.      $ .57   $   .59   $ .57      87%      92%        95%

Office Building
---------------
Pinemont            Houston, TX         19,685 sq. ft.       9.36      9.82    9.79      69%      80%       100%

Industrial Warehouse
--------------------
Ogden Industrial    Ogden, UT          107,112 sq. ft.       2.80      2.76    2.64     100%     100%       100%

Land
----
Del Ray Forum       Delray Beach, FL           5 acres
Northwest
 Crossings          Houston, TX              5.4 acres
Round Mountain      Austin, TX               128 acres

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas, for $1.8 million. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale. In conjunction with the sale the Trust provided $750,000 of purchase money financing which was paid in full in August 1996. The Trust paid a real estate sales commission of $70,000 to Carmel Realty based on the $1.8 million sales price of the property. The Trust recognized a gain of $378,000 on the sale. In September 1996, the Trust received an insurance reimbursement for hail damage that had occurred in 1995 and recognized an extraordinary gain of $149,000.

In May 1996, the Trust sold the Sunset Towers Apartments in San Francisco, California, for $24.1 million in cash. The Trust received net cash of $9.7 million after the payoff of $14.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate sales commission of $482,000 to Carmel Realty based on the $24.1 million sales price of the property. The Trust recognized a gain of $5.4 million on the sale.

In June 1996, the Trust sold the Crystal Court Apartments, a foreclosed property held for sale, in Detroit, Michigan, for $700,000. The Trust paid a real estate sales commission of $28,000 to Carmel Realty based on the $700,000 sales price of the property. The Trust recognized no loss on the sale beyond the amounts previously provided.

In August 1996, the Trust sold the Southgate Square Apartments in Round Rock, Texas, for $6.1 million in cash. The Trust received net cash of $3.0 million after the payoff of $2.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The

Trust paid a real estate sales commission of $192,000 to Carmel Realty based on the $6.1 million sales price. The Trust recognized a gain of $3.6 million on the sale.

In September 1996, the Trust sold the Ravenswood Apartments in Stratford, New Jersey, for $1.2 million in cash. The Trust paid a real estate sales commission of $49,600 to Carmel Realty based on the $1.2 million sales price. The Trust recognized no gain or loss on the sale.

In October 1996, the Trust sold .60 acres of the 6 acre parcel of Northwest Crossing land in Houston, Texas for $290,000 in cash. The Trust recognized no gain or loss on the sale.

The three parcels of unimproved land listed above were each obtained through foreclosure. Two were obtained through foreclosure of a mortgage note secured primarily by office buildings. The third and largest, the Round Mountain parcel, was intended to be developed in 1983 when the Trust funded the mortgage loan secured by the land.

The Trust intends to hold these parcels of unimproved land until the market conditions in the areas in which the properties are located improve, at which time the Trust intends to offer the properties for sale.

Mortgage Loans

In addition to real estate, a substantial portion of the Trust's assets are invested in mortgage notes receivable, principally those secured by income-producing real estate. The Trust expects that the percentage of its assets invested in mortgage loans will decrease, as it has determined that it will no longer actively seek to fund or acquire mortgage loans. It may, however, in special circumstances, originate mortgage loans or provide purchase money financing in conjunction with a property sale. The Trust intends to service and hold for investment the mortgage notes currently in its portfolio. The Trust's mortgage notes receivable consist of first mortgage loans and junior mortgage loans.

Types of Mortgage Activity. The Trust has originated its own mortgage loans as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. The Trust is generally not considering new mortgage lending, except in special circumstances or in connection with purchase money financing offered to facilitate the sale of Trust properties. BCM, in its capacity as a mortgage servicer, services the Trust's mortgage notes. The Trust's investment policy is described in ITEM 1. "BUSINESS - Business Plan and Investment Policy".

Types of Properties Subject to Mortgages. The properties securing the Trust's mortgage notes receivable portfolio at December 31, 1996, consisted of office buildings, apartments, a building housing a health club, a ranch, a contract to purchase land, and single-family residences. To the extent that the Declaration of Trust does not control such matters, the Trust's Board of Trustees may alter the types of properties subject to mortgage loans in which the Trust invests without a vote of the Trust's shareholders. In addition to restricting the types of collateral and priority of mortgage loans in which the Trust may invest, the Declaration of Trust imposes certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

At December 31, 1996, the Trust's mortgage notes receivable portfolio included seven mortgage loans with an aggregate outstanding balance of $5.8 million secured by income-producing real estate located throughout the United States, seven mortgage loans with an aggregate outstanding balance of $639,000 secured by single-family residences also located throughout the United States, one loan with an outstanding balance of $1.4 million secured by a ranch in Henderson County, Texas and one loan with an outstanding balance of $500,000 secured by a contract to purchase land in Dallas, Texas. At December 31, 1996, a total of 3% of the Trust's assets were invested in mortgage notes receivable.

The following table sets forth the percentages (based on the outstanding mortgage note receivable balance), by both property type and geographic region, of the properties that serve as collateral for the Trust's outstanding mortgage notes receivable portfolio at December 31, 1996. The table does not include the $639,000 in mortgage notes secured by single-family residences discussed in the preceding paragraph, the $500,000 secured by a contract to purchase land or the $1.4 million mortgage note secured by a ranch. See Schedule IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Trust's mortgage notes receivable portfolio.

                                                    Commercial
      Region                            Apartments  Properties     Total
    ------------                        ----------  ----------     -----
    Southeast....................           9.5%        39.2%      48.7%
    Southwest....................          17.2         29.9       47.1
    Midwest......................           4.2            -        4.2
                                           ----         ----      -----
                                           30.9%        69.1%     100.0%

A summary of the activity in the Trust's mortgage notes receivable portfolio during 1996 is as follows:

    Loans in mortgage notes receivable portfolio
         at January 1, 1996.....................................   14
    Loans funded................................................    3
    Loan paid in full...........................................   (1)
                                                                   --
    Loans in mortgage notes receivable portfolio
         at December 31, 1996...................................   16
                                                                  ===

First Mortgage Loans. The Trust invests in first mortgage notes, with either short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the Trust's policy is to require that the borrower provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Trust may grant to other lenders participations in first mortgage loans originated by the Trust.

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1996.

At December 31, 1996, two of the Trust's first mortgage notes receivable with principal balances totaling $2.1 million were in default. One of the notes, with a principal balance of $1.4 million, matured in November 1995. The borrower is currently negotiating with the Trust for an extension of the note in return for a principal paydown and payment of all accrued interest, which totaled $276,000 at December 31, 1996. In February 1997, the Trust received a payment of $470,000 from the borrower, $305,000 being applied against accrued interest and $165,000 being applied to reduce the principal balance of the note. The Trust does not anticipate incurring a loss on this note as the estimated value of the property securing the note is in excess of the carrying value of the note. The other note, with a principal balance of $700,000, matured in July 1993. The Trust continues to receive partial interest payments monthly on the note. The Trust does not anticipate incurring a loss on this note in excess of previously established reserves.

Wraparound Mortgage Loans. The Trust invests in wraparound mortgage loans, sometimes called all-inclusive loans, made on real estate subject to prior mortgage indebtedness. A wraparound mortgage loan is a mortgage loan having an original principal amount equal to the outstanding balance under the prior existing mortgage loan(s) plus the amount actually advanced under the wraparound mortgage loan.

Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Trust's policy is to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make first mortgage loans. At December 31, 1996, the Trust's mortgage notes receivable portfolio contained no wraparound mortgage loans.

The following discussion briefly describes the wraparound mortgage loan funded by the Trust in 1996.

In February 1996, the Trust sold the Rivertree Apartments in Hurst, Texas. In conjunction with the sale, the Trust provided $750,000 in purchase money financing in the form of a wraparound mortgage note. The wraparound mortgage note bore interest at 9% per annum, required monthly payments of interest only and matured in November 1996. The loan was paid in full in August 1996. See "Real Estate," above.

Junior Mortgage Loans. The Trust invests in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Trust's Declaration of Trust restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Trust's assets. At December 31, 1996, less than 1% of the Trust's assets were invested in junior mortgage loans.

The following discussion briefly describes the junior mortgage loan funded by the Trust in 1996.

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. The note bears interest at 12% per annum and requires monthly interest only payments to the extent of available cash flow. Any accrued but unpaid interest is added to the principal balance of the note annually. In addition, the note requires quarterly principal payments equal to the property's excess cash flow for the quarter. The note matures in October 1998 with an option to extend the note to December 2000. The Trust has also guaranteed the underlying $3.0 million first lien mortgage secured by the property, which is current. The Trust has an option to purchase a 50% interest in the partnership which owns the Signature Athletic Club Building for $100 at any time. The option expires in December 2005. The property has had no available cash flow, therefore, the Trust ceased recognizing interest income effective June 1996.

Other. In July 1996, the Trust agreed to fund up to $500,000 on promissory note secured by a contract to purchase land in Frisco, Texas. Through December 31, 1996, the Trust has funded $500,000. The note bears interest at 13% per annum and all accrued interest and principal was due at the December 31, 1996 maturity date. The note's maturity was extended to March 30, 1997 upon payment of all accrued interest.

Equity Investments in Real Estate Entities

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common stock of ART through negotiated or open market transactions. The officers of the Trust also serve as officers of ART and BCM. BCM, the Trust's advisor, also serves as advisor to ART. At March 7, 1997, ART owned approximately 40.6% of the Trust's outstanding shares of beneficial interest. At December 31, 1996, the Trust owned 818,088 shares of ART's common stock, approximately 6.1% of ART's common shares outstanding, which the Trust had purchased in open market transactions in 1990 and 1991, at a total cost to the Trust of $1.6 million. The ART common stock owned by the Trust is considered to be available for sale and accordingly, is carried at fair value defined as the period end closing market value. At December 31, 1996, the market value of the ART common stock was $5.3 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of beneficial interest of NIRT, a REIT that until March 31, 1994, was also advised by BCM, and up to $1.0 million of the shares of common stock of TCI through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI and the officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. In December 1996, the Trust sold its NIRT shares to NIRT for $1.1 million in cash. The Trust received net cash of $550,000 after the payoff of margin debt secured by the NIRT shares. The Trust recognized a gain of $725,000 on the sale. At December 31, 1996, the Trust owned 79,500 shares of common stock of TCI acquired at a total cost to the Trust of $235,000 all of which shares the Trust had purchased in open market transactions in 1990 and 1991. The Trust's investment in TCI is considered to be available for sale and is carried at fair value. At December 31, 1996, the market value of the Trust's investment in TCI's common shares was $875,000.

Under the original terms of its Declaration of Trust, the Trust was prohibited from investing in equity securities for a period in excess of 18 months. However, pursuant to an amendment to the Trust's Declaration of Trust approved by the Trust's shareholders in May 1996, the Trust may hold any investments in equity securities, including the shares of ART and TCI, without any limitation on the holding period.


ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Trust, together with IORI, NIRT and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United State District Court for the Northern District of California, relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of a settlement.

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

The Modification, among other things, provided for the addition of new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of certain transactions with affiliates until April 28, 1999. In addition, BCM, the Trust's advisor, Gene E. Phillips and William S. Friedman, who served as President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, IORI, NIRT and TCI, of which the Trust's share was $750,000.

Under the Modification, the Trust, IORI, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, IORI, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all the then current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

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

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, IORI, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The Court retained jurisdiction to enforce the Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Modification by the various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intends to assert that certain actions taken by the Board of Trustees breached the terms of the Modification. On January 27, 1997, the parties entered into an Amendment to the Modification, effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Trust's Board of Trustees. As of March 7, 1997, the Court had taken no action on the Amendment.

The Amendment provides for the addition of three new unaffiliated members to the Trust's Board of Trustees and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Trust, IORI, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Trust owned by Gene E. Phillips or any of his affiliates shall be voted at all shareholders' meetings held until April 28, 1999 in favor of all new Board members added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Trust owned by Gene E. Phillips or his affiliates in excess of forty percent (40%) of the Trust's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Trust.

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

  QUARTER ENDED                             HIGH            LOW
------------------                       -----------    ------------
March 31, 1997
 (through March 7, 1997)..............   $ 12  1/2      $    11
March 31, 1996........................     10  1/2            9  5/8
June 30, 1996.........................     11  3/4            9  5/8
September 30, 1996....................     11  1/2           10
December 31, 1996.....................     12  1/4           10  1/2

March 31, 1995........................     10  3/16*         10      *
June 30, 1995.........................     10 11/16*          9 11/16*
September 30, 1995....................     10  5/16*          9 11/16*
December 31, 1995.....................     10  1/2 *          9 11/16*

_______________________

* Restated for the three for two forward share split effected February 15, 1996.

As of March 7, 1997, the closing price of the Trust's shares of beneficial interest on the Nasdaq was $11.50 per share.

As of March 7, 1997, the Trust's shares of beneficial interest were held by 5,330 holders of record.

The Trust paid distributions in 1996 and 1995 as follows:

 Date Declared         Record Date         Payable Date      Amount
----------------    -----------------    -----------------   ------
March 1, 1996       March 15, 1996       March 31, 1996      $.13
June 3, 1996        June 14, 1996        June 28, 1996        .13
August 23, 1996     September 3, 1996    September 9, 1996    .13
August 23, 1996     September 3, 1996    September 9, 1996    .37*
December 2, 1996    December 13, 1996    December 31, 1996    .13

March 3, 1995       March 15, 1995       March 31, 1995      $.10**
May 22, 1995        June 15, 1995        June 30, 1995        .10**
August 25, 1995     September 15, 1995   September 30, 1995   .10**
November 30, 1995   December 15, 1995    December 31, 1995    .10**

________________

*   Special dividend.
** Restated for the three for two forward share split effected February 15, 1996.

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1996 represented capital gains and 100% of the distributions paid in 1995 represented a return of capital.

On December 5, 1989, the Trust's Board of Trustees approved a program for the Trust to repurchase its shares of beneficial interest. The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest pursuant to such program. Through December 31, 1996, the Trust had repurchased 1,445,629 of its shares at a total cost to the Trust of $7.7 million. In 1996, the Trust repurchased 267,904 of such shares at a total cost to the Trust of $2.7 million.

In August 1996, the Trust announced an offer to buy back its shares of beneficial interest from shareholders owning 99 or fewer shares. The Trust paid a premium of $.50 per share over the average closing price of its shares as reported on the Nasdaq from August 8, 1996 through September 30, 1996, the expiration date of the offer. On October 17, 1996, the Trust repurchased 82,861 shares pursuant to such offer, at a total cost to the Trust of $912,000.

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

In August 1994, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately 39.9% of the Trust's outstanding shares of beneficial interest. This shareholder group desired to purchase additional shares of the Trust and requested that the Trust's Board of Trustees consider the elimination of the limitation on the percentage of shares which may be acquired by the shareholder group. The Board of Trustees reviewed the limitation and determined that, due to the fact that Mr. Friedman is no longer affiliated with the shareholder group, and had disposed of any shares of the Trust which he or his affiliates may have owned, the limitation should no longer apply to Mr. Friedman or his affiliates. The Board of Trustees also determined that there was no reason to object to the purchase of additional shares of the Trust by the shareholder group and on August 23, 1994, the Trust's Board of Trustees adopted a resolution to the effect that they do not object to the acquisition of up to 49% of the Trust's outstanding shares of beneficial interest by Mr. Phillips and his affiliates. In determining total ownership, shares of beneficial interest of the Trust, if any, owned by Mr. Friedman and his affiliates are no longer to be included. Pursuant to this action, Mr. Phillips and his affiliates could not

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)


acquire more than 49% of the Trust's outstanding shares of beneficial interest without the prior action of the Trust's Board of Trustees to the effect that they did not object to such increased ownership.

On March 21, 1996, the Trust's Board of Trustees reconsidered the share ownership limitation and determined that there was no reason to object to the purchase by Mr. Phillips and his affiliates of additional shares in excess of 49% of the Trust's outstanding shares. Accordingly, there is no longer any limitation on the percentage of shares of the Trust which may be acquired by Mr. Phillips and his affiliates. At March 7, 1997, Mr. Phillips and his affiliates, primarily ART and BCM, owned approximately 53.4% of the Trust's outstanding shares of beneficial interest.


ITEM 6.  SELECTED FINANCIAL DATA

                                                For the Years Ended December 31,
                                   ------------------------------------------------------
                                      1996        1995       1994       1993       1992
                                   ----------  ---------- ----------  ---------  --------
                                         (dollars in thousands, except per share)
EARNINGS DATA
Revenues....................       $   45,363  $   38,309 $   29,741  $  24,288  $ 21,162
Expenses....................           47,799      39,982     31,803     23,460    20,443
                                   ----------  ---------- ----------  ---------  --------

Income (loss) from
    operations..............           (2,436)     (1,673)    (2,062)       828       719
Equity in income (loss)
    of partnerships.........              228         230         98       (213)     (344)
Gain on sale of real
    estate and marketable
    equity securities.......           10,122           -      1,131          -       383
Extraordinary gain..........              812           -          -          -         -
                                   ----------  ---------- ----------  ---------  --------

Net income (loss)...........       $    8,726  $   (1,443)$     (833)  $    615  $    758
                                   ==========  ========== ==========   ========  ========


EARNINGS PER SHARE DATA
Income (loss) before
    extraordinary gain.......      $     1.89  $     (.33) $    (.19) $     .13  $    .15
Extraordinary gain...........             .19            -          -          -        -
                                   ----------  ----------- ---------- ---------- --------

Net income (loss)............      $     2.08  $     (.33) $    (.19) $     .13  $    .15
                                   ==========  ==========  =========  =========  ========


Distributions per share......      $      .89  $      .40 $      .40  $     .33  $       -


Weighted average
    shares outstanding.......       4,199,147  4,377,165  4,379,722   4,521,384  5,058,762

                                                       December 31,
                                 -------------------------------------------------------
                                    1996        1995       1994        1993       1992
                                 ----------  ---------- ----------  ---------- ---------
                                          (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
    receivable, net........      $    7,074   $   5,351  $   7,117   $ 32,129  $ 34,590
Real estate held for
    sale, net
    Foreclosed.............           5,738       6,436     19,533     10,486     9,669
    Other..................               -       1,268       -          -         -
Real estate held for
    investment, net........         214,460     174,713    124,706     94,440    78,170
Investment in
    partnerships...........           2,293      12,970     13,805     14,079    14,537
Total assets...............         250,010     218,568    182,839    160,462   143,925
Notes and interest
    payable................         160,554     135,590     98,252     74,786    58,834
Shareholders' equity.......          79,183      75,985     78,767     81,139    81,985

Book value per share.......      $    19.67   $   17.36  $   17.99  $   18.53  $  17.13

The Trust purchased thirteen properties in 1996 for a total of $67.5 million, seven properties in 1995 for a total of $38.9 million and eight properties in 1994 for a total of $32.7 million. The Trust sold six properties in 1996 for a total of $34.2 million and two properties in 1994 for a total of $2.6 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.0 million at December 31, 1996 compared with $6.4 million at December 31, 1995. The principal reasons for this decrease in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs in 1997,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Trust's cash flow from property operations (rents collected less payments for property operating expenses) increased from $15.1 million in 1995 to $19.3 million in 1996. Of this $4.2 million increase, $3.6 million is the result of the Trust having acquired additional income producing properties, both through purchase and foreclosure, and the remaining $900,000 is due to increased occupancy and rental rates, primarily at its apartments, and the Trust's control of operating expenses. These increases are partially offset by a decrease of $1.5 million due to properties sold in 1995 and 1996. The Trust's management believes that this trend will continue, particularly in the Trust's apartments, if the economy remains stable or improves.

Interest collected on mortgage notes receivable decreased from $588,000 in 1995 to $575,000 in 1996. This decrease is primarily due to a loan which became nonaccruing in 1996. Miscellaneous interest income increased from $100,000 in 1995 to $466,000 in 1996 due to increased dividend and short term investment income. Interest is expected to decrease as a source of cash to the Trust as the Trust has determined that generally, it will not actively seek to originate new mortgage loans, other than those resulting from Trust provided purchase money financing in connection with a property sale.

Interest paid on the Trust's notes payable increased from $6.6 million in 1994 to $8.9 million in 1995 to $11.3 million in 1996. This increase is primarily attributable to interest paid on mortgages secured by properties acquired in 1994, 1995 and 1996, of 11 properties, 8 properties and 13 properties, respectively, and interest paid on borrowings in 1995 and 1996 secured by mortgages on previously unencumbered properties. The Trust believes that interest paid on notes payable will continue to increase in 1997 if the Trust continues to acquire additional properties and/or obtain financing on unencumbered properties.

The Trust was involved in significant investing activities during 1996. The Trust purchased four apartment complexes, eight commercial properties and one parcel of undeveloped land during 1996, for which the Trust paid a total of $67.6 million. The Trust paid $25.4 million in cash, with the remaining $42.2 million financed through new or assumed mortgage debt. The Trust also made improvements to its properties totaling $3.0 million. The Trust sold five apartment complexes and one parcel of undeveloped land during 1996 for $34.2 million. The Trust received $30.2 million in cash after the payoff of existing mortgage debt and the payment of various closing costs associated with the sales. In addition, the Trust collected $837,000 on its mortgage notes receivable, primarily from the payoff of one note of $750,000, with the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

remainder being collected from scheduled paydowns on the Trust's other mortgage notes receivable. The Trust also funded in 1996, two mortgage loans for a total of $2.0 million.

During 1996, the Trust received net financing proceeds of $4.1 million from mortgage financing secured by two previously unencumbered apartment complexes. In addition, the Trust refinanced the mortgages secured by seven other apartment complexes. The Trust received a total of $5.6 million in net cash proceeds after the payoff of $23.5 million in existing mortgage debt and the payment of various closing costs associated with the financings. Also during 1996, the Trust made scheduled principal payments on mortgages totaling $8.0 million.

In December 1996, the Trust sold its equity investment in National Income Realty Trust ("NIRT") to NIRT for $1.1 million in cash. The Trust received net cash of $550,000 after payoff of related margin debt.

The Trust has been paying quarterly distributions since the first quarter of 1993. In 1995, the Trust paid distributions to its shareholders of $.40 per share or a total of $1.8 million. In 1996, the Trust paid regular and special distributions to its shareholders of $.89 per share or a total of $3.8 million.

During the first quarter of 1997, the Trust has continued to be an active investor. The Trust has purchased an office building, an apartment complex and a parcel of unimproved land, for a total of $18.4 million, the Trust paying $6.6 million in cash with the remainder of the purchase prices financed through mortgage debt. The Trust derived the cash portions of these acquisitions from its cash on hand at December 31, 1996 and short term advances from the Trust's advisor. Such advances being repaid upon the receipt of debt financing proceeds of borrowings secured by previously unencumbered properties of the Trust.

Pursuant to a repurchase program originally announced by the Trust on December 5, 1989, the Trust's Board of Trustees authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest. Through December 31, 1996, the Trust had repurchased 1,445,629 of its shares at a total cost to the Trust of $7.7 million. In 1996, the Trust repurchased 267,904 of such shares at a total cost to the Trust of $2.7 million with 19,371 shares remaining to be repurchased.

In August 1996, the Trust announced an offer to buy back its shares of beneficial interest from shareholders owning 99 or fewer shares. The Trust paid a premium of $.50 per share over the average closing price of its shares as reported on the Nasdaq from August 8, 1996 through September 30, 1996, the expiration date of the offer. On October 17, 1996, the Trust repurchased 82,861 shares pursuant to such offer, at a total cost to the Trust of $912,000.

The Trust's management reviews the carrying values of the Trust's properties and mortgage notes receivable at least annually and whenever

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Trust's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1996 Compared to 1995. For the year 1996, the Trust had net income of $8.7 million, compared to a net loss of $1.4 million for the year 1995. The Trust's 1996 net income includes gains on the sale of real estate and marketable equity securities of $10.1 million and an extraordinary gain of $812,000. The Trust recognized no such gains in 1995. The primary factors contributing to the Trust's net income in 1996 are discussed in the following paragraphs.

Rents increased from $37.6 million in 1995 to $44.2 million in 1996. Of this increase, $8.5 million is attributable to the acquisition of eight apartment complexes and eleven commercial properties during 1995 and 1996. This increase is partially offset by a decrease of $3.0 million attributable to the five apartment complexes sold in 1996. The remaining increase is due primarily to increases in rental and occupancy rates, primarily at the Trust's apartment properties. Rents are expected to increase in 1997 due to a full year of operations for properties acquired in 1996 and from the properties acquired in the first quarter of 1997.

Interest income was $723,000 in 1995 compared to $1.1 million in 1996. Of this increase, $114,000 is due to the funding of two mortgage loans for a total of $2.0 million and a $750,000 purchase money note accepted by the Trust in February 1996 in conjunction with the sale of the Rivertree Apartments which was paid in full in August 1996. An additional increase of $366,000 is due to increased short-term investment income. Interest income is expected to decrease in 1997 due to note maturities, payoffs and notes placed on non-accrual status. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

Property operating expenses increased from $22.7 million in 1995 to $26.7 million in 1996. An increase of $4.9 million is due to the acquisition of eight apartment complexes and eleven commercial properties during 1995 and 1996. The remainder of the increase is primarily due to increased repair and maintenance and personnel expenses

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

in an effort to maintain and increase the Trust's rental and occupancy rates. These increases are partially offset by a decrease of $1.5 million due to properties sold in 1996. Property operating expenses are expected to increase in 1997 due to a full year of operations of the properties acquired in 1996 and from the properties acquired in the first quarter of 1997.

Interest expense increased from $10.0 million in 1995 to $12.8 million in 1996. Of this increase, $2.9 million is due to interest expense recorded on mortgages secured by twelve properties, encumbered by debt, acquired during 1996 and 1995. An additional $805,000 is due to interest expense recorded on borrowings during 1996 and 1995, secured by mortgages on three previously unencumbered apartment complexes and one industrial warehouse and the refinancing of six mortgages where the loan balance was increased. This increase is partially offset by a decrease of $1.0 million due to the sale of five apartment complexes and the return of one property to the lender in 1996. Interest expense is expected to increase in 1997, as a result of a full year of interest expense on properties acquired or refinanced in 1996 and the properties acquired in the first quarter of 1997.

Depreciation expense increased from $4.3 million in 1995 to $4.8 million in 1996. Of this increase, $1.9 million is due to the acquisition of eight apartment complexes and eleven commercial properties during 1996 and 1995. This increase is partially offset by a decrease of $496,000 due to the sale of five apartment complexes in 1996. Depreciation is expected to increase in 1997, as a result of a full year of depreciation on the properties acquired in 1996 and the properties acquired in the first quarter of 1997.

A provision for losses of $541,000 was recognized in 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by an apartment complex. A negative provision for losses of $884,000 was recognized in 1996. Such negative provision represents accrued interest recorded on a mortgage between February 1995, the date the Trust stopped making payments on the mortgage, and September 1996 when the collateral property was transferred to the lender. See NOTE 7. "NOTES AND INTEREST PAYABLE."

Advisory fee to affiliate was comparable at $1.1 million in 1996 and $1.3 million in 1995. Although the Trust's gross assets, the basis for the advisory fee, increased in 1996, the Trust's Declaration of Trust requires a portion of the advisory fee be refunded if certain operating expenses, as defined, exceed limits specified in the Declaration of Trust. The effect of this limitation was to require the Trust's Advisor refund $589,000 of the annual advisory fee for 1996.

Net income and incentive sales fees of $1.0 million were earned by the Trust's Advisor in 1996. Such fees are the result of the Trust recognizing gains totaling $9.4 million from the sale of three apartment complexes, as discussed below. No such fees were earned by the Trust's Advisor in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses increased from $1.2 million in 1995 to $2.2 million in 1996. This increase is primarily attributable to an increase in legal fees related to the Olive Litigation (See NOTE 15. "COMMITMENTS AND CONTINGENCIES - Olive Litigation.") and Advisor cost reimbursements.

The Trust's equity in earnings of partnerships was $228,000 in 1996 compared to $230,000 in 1995. Included in equity earnings of partnerships in 1996 is a gain on sale of real estate of $370,000, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of 27 of its industrial warehouses. See NOTE 6. "INVESTMENTS IN PARTNERSHIPS." Without such gain the Trust's equity in earnings of partnerships would have been a loss of $143,000. Such decrease is primarily due to the sale of the 27 industrial warehouses in the first quarter of 1996. In addition, interest expense for Sacramento Nine ("SAC 9"), also a joint venture partnership, increased as a result of mortgage financing secured in August 1995, on a previously unencumbered office building. See NOTE 6. "INVESTMENTS IN PARTNERSHIPS." Equity in earnings of partnerships is expected to be minimal in 1997.

In 1996, the Trust recognized gains on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996, $5.4 million on the sale of Sunset Towers Apartments in May 1996 and $3.6 million on the sale of Southgate Apartments in August 1996. See NOTE 4. "REAL ESTATE." In 1996, the Trust also recognized a gain of $725,000 on the sale of its equity investment in NIRT. See NOTE 5. "INVESTMENT IN MARKETABLE EQUITY SECURITIES." The Trust had no such gains in 1995.

In 1996, the Trust recognized an extraordinary gain of $149,000 representing an insurance settlement at the Rivertree Apartments which the Trust had sold in February 1996. See NOTE 4. "REAL ESTATE AND DEPRECIATION." Also in 1996, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement from a fire loss on an industrial warehouse owned by Indcon. See NOTE 6. "INVESTMENTS IN EQUITY METHOD PARTNERSHIPS." The Trust recognized no extraordinary gains in 1995.

1995 compared to 1994. For the year 1995, the Trust had a net loss of $1.4 million, as compared to a net loss of $833,000 for the year 1994. The primary factors contributing to the increase in the Trust's net loss are discussed in the following paragraphs.

Net rental income (rents less expenses applicable to rents) increased from $10.2 million in 1994 to $14.9 million in 1995. Of this increase, $1.8 million is due to the acquisition of four apartment complexes and three commercial properties in 1995, $1.7 million is due to the acquisition of seven apartment complexes and one commercial property in 1994, which did not contribute to net rental income for the full year in 1994, and $804,000 of the increase is attributable to two apartment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

A provision for losses of $541,000 was recorded in 1995 to provide for the loss on the discounted payoff of the mortgage note receivable secured by an apartment complex. A provision for losses of $1.2 million was recorded in 1994 to write down an office building to the amount of the nonrecourse mortgage debt. In addition, a provision for losses of $200,000 was recorded in 1994 to provide for the loss on the sale of an apartment complex, one of the Trust's foreclosed properties held for sale. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

Advisory fee to affiliate was comparable at $1.3 million in 1995 and 1994. Although the Trust's gross assets, the basis for the advisory fee, increased in 1995, the Trust's Declaration of Trust requires a portion of the advisory fee be refunded if certain operating expenses, as defined, exceed limits specified in the Declaration of Trust. The effect of this limitation was to require that BCM refund $250,000 of the annual advisory fee for 1995. See NOTE 9. "ADVISORY AGREEMENT."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

General and administrative expenses were comparable at $1.2 million in 1995 and 1994. A decrease in legal fees was offset by expenses incurred in connection with the Trust's annual meeting.

The Trust's equity in earnings of partnerships improved from $98,000 in 1994 to $230,000 in 1995. Included in the 1994 equity in earnings of partnerships is a $577,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of one of its industrial warehouses. Excluding such gain, the Trust's equity in earnings of partnerships would have been a loss of $479,000 in 1994. The improvement in equity earnings of partnerships in 1995 over 1994 is primarily due to higher rents and occupancy at the 31 industrial warehouses owned by Indcon. This improvement is partially offset by an increase in losses in Sacramento Nine ("SAC 9"), also a joint venture partnership, due to increased interest expense, as a result of new mortgage financing secured by a previously unencumbered office building. In February and March 1996, Indcon completed the sale of 25 of its 31 industrial warehouses. See NOTE 6. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax Matters

For the years ended December 31, 1996, 1995 and 1994, the Trust elected and in the opinion of the Trust's management, qualified to be treated as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

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

The effect of adopting SFAS No. 121 was the discontinuance of depreciation on the Trust's real estate held for sale of $81,000, and a corresponding increase in its reported net income in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                       Page
                                                                       ----


Continental Mortgage and Equity Trust


Report of Independent Certified Public Accountants...........           40


Consolidated Balance Sheets -
   December 31, 1996 and 1995.................................          41


Consolidated Statements of Operations -
   Years Ended December 31, 1996, 1995 and 1994...............          42


Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1996, 1995 and 1994...............          43


Consolidated Statements of Cash Flows -
   Years Ended December 31, 1996, 1995 and 1994...............          44


Notes to Consolidated Financial Statements...................           47


Schedule III - Real Estate and Accumulated Depreciation.......          68


Schedule IV  - Mortgage Loans on Real Estate.................           72









All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Trustees of
Continental Mortgage and Equity Trust



We have audited the accompanying consolidated balance sheets of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.






                                                      BDO Seidman, LLP


Dallas, Texas
March 7, 1997

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                               ----------------------
                                                                 1996           1995
                                                               ---------    ---------
                    Assets                                      (dollars in thousands)
Notes and interest receivable
   Performing ..............................................   $   6,268    $   4,240
   Nonperforming, nonaccruing ..............................       2,287        2,299
                                                               ---------    ---------
                                                                   8,555        6,539

Less - allowance for estimated losses ......................      (1,481)      (1,188)
                                                               ---------    ---------
                                                                   7,074        5,351
Foreclosed real estate held for sale, net of
   accumulated depreciation ($725 in 1996 and
   $738 in 1995) ...........................................       5,738       11,553

Real estate under contract for sale net of
   accumulated depreciation ($602 in 1995) .................        --          1,268

Less - allowance for estimated losses ......................        --         (5,117)
                                                               ---------    ---------
                                                                   5,738        7,704
Real estate held for investment, net of
   accumulated depreciation ($16,713 in 1996
   and $16,395 in 1995) ....................................     214,460      174,713
Investment in marketable equity securities,
   at market (including $6,192 in 1996 and
   $3,812 in 1995 of affiliates) ...........................       6,192        4,753
Investment in partnerships .................................       2,293       12,970
Cash and cash equivalents ..................................       2,961        6,386
Other assets (including $650 in 1996 and
   $469 in 1995 from affiliates) ...........................      11,292        6,691
                                                               ---------    ---------
                                                               $ 250,010    $ 218,568
                                                               =========    =========

      Liabilities and Shareholders' Equity
Liabilities
Notes and interest payable .................................   $ 160,554    $ 135,590
Other liabilities (including $1,318 in 1996 and
   $923 in 1995 to affiliates) .............................      10,273        6,993
                                                               ---------    ---------
                                                                 170,827      142,583
Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value;
   authorized shares, unlimited;
   issued and outstanding, 4,026,376 shares in 1996 and
   4,377,141 shares in 1995 ................................       8,068        8,766
Paid-in capital ............................................     257,159      260,060
Accumulated distributions in excess of
   accumulated earnings ....................................    (190,931)    (195,870)
Net unrealized gains on marketable equity
   securities ..............................................       4,887        3,029
                                                               ---------    ---------
                                                                  79,183       75,985
                                                               ---------    ---------
                                                               $ 250,010    $ 218,568
                                                               =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Years Ended December 31,
                                            -----------------------------------------
                                               1996           1995            1994
                                            -----------    -----------    -----------
                                            (dollars in thousands, except per share)

Revenues
   Rents ................................   $    44,244    $    37,586    $    27,042
   Interest .............................         1,119            723          2,699
                                            -----------    -----------    -----------
                                                 45,363         38,309         29,741

Expenses
   Property operations (including
      $975 in 1996, $806 in 1995 and
      $570 in 1994 to affiliates) .......        26,738         22,682         16,888
   Interest .............................        12,773         10,009          7,711
   Depreciation .........................         4,819          4,279          3,214
   Provision for losses .................          (884)           541          1,429
   Advisory fee to affiliate ............         1,091          1,264          1,326
   Incentive and net income fees ........         1,049           --             --
   General and administrative
      (including $825 in 1996, $506
      in 1995 and $524 in 1994 to
      affiliate) ........................         2,213          1,207          1,235
                                            -----------    -----------    -----------
                                                 47,799         39,982         31,803
                                            -----------    -----------    -----------

(Loss) from operations ..................        (2,436)        (1,673)        (2,062)

Equity in income of partnerships ........           228            230             98
Gain on sale of real estate and
   marketable equity securities .........        10,122           --            1,131
                                            -----------    -----------    -----------

Income (loss) before extraordinary
   gain .................................         7,914         (1,443)          (833)
Extraordinary gain ......................           812           --             --
                                            -----------    -----------    -----------

Net income (loss) .......................   $     8,726    $    (1,443)   $      (833)
                                            ===========    ===========    ===========

Earnings per share
Income (loss) before extraordinary
   gain .................................   $      1.89    $      (.33)   $      (.19)
Extraordinary gain ......................           .19           --             --
                                            -----------    -----------    -----------

Net income (loss) .......................   $      2.08    $      (.33)   $      (.19)
                                            ===========    ===========    ===========


Weighted average shares of
   beneficial interest used in
   computing earnings per share .........     4,199,147      4,377,165      4,379,722
                                            ===========    ===========    ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              Accumulated   Unrealized
                                                                              Distributions Gains on
                                           Shares of                          in Excess of  Marketable
                                        Beneficial Interest      Paid-in      Accumulated    Equity     Shareholders'
                                      Shares        Amount       Capital       Earnings     Securities     Equity
                                    ----------    ----------    ----------    ----------    ----------   ----------
                                                                (dollars in thousands)
Balance, January 1, 1994 ........    4,386,283         8,784       260,126      (190,091)        2,363       81,182

Repurchase of shares of
   beneficial interest ..........       (9,084)          (18)          (66)         --            --            (84)
Distributions ($.40 per
   share) .......................         --            --            --          (1,752)         --         (1,752)
Unrealized gains on market-
   able equity securities .......         --            --            --            --             254          254
Net (loss) ......................         --            --            --            (833)         --           (833)
                                    ----------    ----------    ----------    ----------    ----------   ----------

Balance, December 31, 1994  .....    4,377,199         8,766       260,060      (192,676)        2,617       78,767

Fractional shares of
   beneficial interest
   acquired .....................          (58)         --            --            --            --           --
Distributions ($.40 per
   share) .......................         --            --            --          (1,751)         --         (1,751)
Unrealized gains on market-
   able equity securities .......         --            --            --            --             412          412
Net (loss) ......................         --            --            --          (1,443)         --         (1,443)
                                    ----------    ----------    ----------    ----------    ----------   ----------

Balance, December 31, 1995  .....    4,377,141         8,766       260,060      (195,870)        3,029       75,985

Repurchase of shares of
   beneficial interest ..........     (350,765)         (698)       (2,901)         --            --         (3,599)
Distributions ($.89 per
   share) .......................         --            --            --          (3,787)         --         (3,787)
Unrealized gains on market-
   able equity securities .......         --            --            --            --           1,858        1,858
Net income ......................         --            --            --           8,726          --          8,726
                                    ----------    ----------    ----------    ----------    ----------   ----------

Balance, December 31, 1996  .....    4,026,376    $    8,068    $  257,159    $ (190,931)   $    4,887   $   79,183
                                    ==========    ==========    ==========    ==========    ==========   ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                  For the Years Ended December 31,
                                                  --------    --------    --------
                                                    1996         1995        1994
                                                  --------    --------    --------
                                                      (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected ............................   $ 43,497    $ 37,610    $ 27,155
   Interest collected .........................      1,041         688       2,171
   Interest paid ..............................    (11,259)     (8,937)     (6,559)
   Payments for property operations
      (including $975 in 1996, $767 in
      1995 and $570 in 1994 to
      affiliates) .............................    (24,200)    (22,520)    (16,425)
   General and administrative expenses
      paid (including $825 in 1996,
      $506 in 1995 and $524 in 1994 to
      affiliates) .............................     (1,414)     (1,352)     (1,327)
   Advisory fee paid to affiliate .............     (1,740)     (1,514)     (1,305)
   Distributions from partnerships'
      operating cash flow .....................        848          41         191
   Other ......................................         16         524        (888)
                                                  --------    --------    --------

         Net cash provided by operating
           activities .........................      6,789       4,540       3,013


Cash Flows from Investing Activities
   Acquisitions of real estate
      (including $2,795 in 1996, $1,723
      in 1995 and $1,396 in 1994 to
      affiliates) .............................    (31,854)     (9,766)     (9,896)
   Collections on notes receivable ............        837       1,081       5,585
   Fundings of notes receivable ...............     (2,000)       --          (283)
   Proceeds from sale of real estate ..........     14,939          33       2,166
   Proceeds from sale of marketable
      equity securities .......................        554        --          --
   Real estate improvements ...................     (3,019)     (1,170)       (729)
   Funding of capital improvement escrow ......     (1,500)       --          --
   Distributions from partnerships'
      investing cash flow .....................     10,720        --         1,275
   Deferred financing costs ...................     (2,183)       --          --
                                                  --------    --------    --------

         Net cash (used in) investing
           activities .........................    (13,506)     (9,822)     (1,882)




The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                               For the Years Ended December 31,
                                              ---------------------------------
                                                1996        1995        1994
                                               --------    --------    --------
                                                    (dollars in thousands)
Cash Flows from Financing Activities
   Proceeds from notes payable ............... $ 34,596    $ 12,506    $ 10,078
   Payments on notes payable .................  (23,918)     (7,590)     (3,666)
   Distributions to shareholders .............   (3,787)     (1,751)     (1,752)
   Repurchase of shares of beneficial
      interest ...............................   (3,599)       --           (84)
   Distributions from partnerships'
      financing cash flows ...................     --         1,025        --
                                               --------    --------    --------
         Net cash provided by financing
            activities .......................    3,292       4,190       4,576
                                               --------    --------    --------

Net increase (decrease) in cash and
   cash equivalents ..........................   (3,425)     (1,092)      5,707
Cash and cash equivalents, beginning
   of year ...................................    6,386       7,478       1,771
                                               --------    --------    --------

Cash and cash equivalents, end of
   year ...................................... $  2,961    $  6,386    $  7,478
                                               ========    ========    ========

Reconciliation of net income (loss) to
   net cash provided by operating
   activities
      Net income (loss) ...................... $  8,726    $ (1,443)   $   (833)
      Adjustments to reconcile net
         income (loss) to net cash
         provided by operating activities
      Gain on sale of real estate and
         marketable equity securities ........  (10,122)       --        (1,131)
      Extraordinary gain .....................     (812)
      Depreciation and amortization ..........    4,795       4,240       3,307
      Equity in (income) of
         partnerships ........................     (228)       (230)        (98)
      Provision for losses ...................     (884)        541       1,429
      (Increase) decrease in interest
         receivable ..........................      (53)         (1)        309
      (Increase) decrease in other
         assets ..............................       69         432        (785)
      Increase in other liabilities ..........    3,598         204         468
      Increase in interest payable ...........      852         756         156
      Distributions from partnerships'
         operating cash flow .................      848          41         191
                                               --------    --------    --------

            Net cash provided by
               operating activities .......... $  6,789    $  4,540    $  3,013
                                               ========    ========    ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)




                                               For the Years Ended December 31,
                                               --------------------------------
                                                  1996       1995       1994
                                               ----------   -------   ---------
                                                   (dollars in thousands)

Schedule of noncash investing activities
   Carrying value of real estate obtained
      in satisfaction of notes receivable
      (with carrying values totaling
      $891 in 1995 and $10,095 in 1994) .......   $  --     $   891   $11,242
   Mortgage notes receivable from real
      estate sales ............................       750      --         365
   Notes payable from acquisition of
      real estate .............................     6,086    31,022    23,631
   Prior existing loan assumed by
      borrower ................................      --        --       9,000
   Permanent write down of real estate
      held for investment .....................      --        --       1,229
   Interest on wraparound mortgage note
      receivable paid directly to
      underlying lienholder ...................      --        --         855
   Unrealized gains on marketable equity
      securities ..............................     1,858       412       254
   Mortgage note receivable from
      settlement of profit participation ......      --        --       1,414













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

Certain balances for 1995 and 1994 have been reclassified to conform to the 1996 presentation. Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. Continental Mortgage and Equity Trust ("CMET") is a California business trust organized on August 27, 1980. The Trust may invest in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting the Trust's shareholders will vote on this proposal. Approval requires the vote of a majority of the Trust's outstanding shares of beneficial interest. As of March 7, 1997 the Trust's advisor and its affiliates held shares representing approximately 53.4% of the Trust's outstanding shares. A date for the special meeting of the Trust's shareholders to vote on the incorporation proposal has not been set.

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

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Trust's investment in the note exceeds the Trust's estimate of net realizable value of the collateral securing such note, or fair value of the collateral if foreclosure is probable.

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried cost. Statement of Financial Accounting Standards No. 121 ("SAFS No. 121") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not to be depreciated.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Present value discounts. The Trust provides for present value discounts on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and amortizes such discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

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

Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Trust considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per share. Income (loss) per share of beneficial interest is computed based upon the weighted average number of shares of beneficial interest outstanding during each year, adjusted for the three for two forward share split effected February 15, 1996.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.        NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                      1996                           1995
                                        ------------------------------    -----------------------------
                                         Estimated                        Estimated
                                           Fair               Book           Fair           Book
                                           Value             Value          Value          Value
                                        --------------    ------------    ------------    -------------

   Notes receivable
      Performing..................      $        6,911    $      6,555    $      4,697    $       4,640
      Nonperforming, nonaccruing..               2,100           2,100           2,100            2,100
                                        --------------    ------------    ------------    -------------
                                        $        9,011           8,655    $      6,797            6,740
                                        ==============                    ============

   Unamortized (discounts).......                                 (351)                            (374)
   Deferred gain.................                                  (67)                             (67)
   Interest receivable...........                                  318                              240
                                                          ------------                    -------------
                                                          $      8,555                    $       6,539
                                                          ============                    =============

The Trust does not recognize interest income on nonperforming notes receivable. For the years 1996, 1995 and 1994, unrecognized interest income on nonperforming notes totaled $193,000, $554,000 and $1.3 million, respectively.

Notes receivable at December 31, 1996 mature from 1997 through 2018, with interest rates ranging from 6.5% to 13% and a weighted average rate of 7.5%. Discounts are based on an imputed interest rate of 12%. Notes receivable are nonrecourse and are collateralized by real estate.

At December 31, 1994, the $1.5 million mortgage note receivable secured by an apartment complex in Detroit, Michigan was in default. In May 1995, the Trust accepted $1.0 million in cash in full satisfaction of the mortgage note. A provision for loss of $541,000 was recognized in the first quarter of 1995, to provide for the loss on the discounted payoff of the mortgage note.

At December 31, 1996, two of the Trust's mortgage notes receivable with principal balances totaling $2.1 million were in default. One of the notes, with a principal balance of $1.4 million, matured in November 1995. The borrower has been negotiating with the Trust for an extension of the note in return for a principal paydown and payment of all accrued interest. In February 1997, the Trust received a payment of $470,000 from the borrower, $305,000 being applied against accrued interest and $165,000 applied to reduce the principal balance of the note. The Trust does not anticipate incurring a loss on this note as the estimated fair value of the property securing the note is in excess of the carrying value of the note. The other note, with a principal balance of $700,000, matured in July 1993. The Trust continues to receive partial interest payments monthly on the note. The Trust is evaluating its options with respect to foreclosure of the collateral property and does not anticipate incurring a loss on this note in excess of previously established reserves.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.        NOTES AND INTEREST RECEIVABLE (Continued)

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. The note bears interest at 12% per annum and requires monthly interest only payments to the extent of available cash flow. Any accrued but unpaid interest is added to the principal balance of the note annually. In addition, the note requires quarterly principal payments equal to the excess property cash flow for the quarter. The note matures in October 1998 with an option to extend the note to December 2000. The Trust has also guaranteed the underlying $3.0 million first mortgage secured by the property, which is current. The Trust has an option to purchase a 50% interest in the partnership which owns the Signature Athletic Club Building. The option expires in December 2005. The property has had no available cash flow, therefore the Trust ceased recognizing interest income effective June 1996.

In July 1996, the Trust agreed to fund a $500,000 promissory note secured by a contract to purchase land in Frisco, Texas. Through December 31, 1996, the Trust has funded $500,000. The note bears interest at 13% per annum and all interest and principal was payable at the December 31, 1996 maturity date. The note was extended to March 30, 1997 upon payment of all accrued interest.

In December 1994, the Trust received payment in full of the wraparound mortgage note secured by a retirement center. In addition, the note agreement required that the debtor make an additional profit participation payment. In settlement of the profit participation, the borrower assigned a $1.8 million first mortgage secured by an office building in Ft. Lauderdale, Florida, to the Trust for which the Trust paid $283,000 in cash. The Trust discounted the note to yield 12.0% per annum. The Trust recognized a $1.1 million gain on the settlement of the profit participation, which is included in "Gain on sale of real estate" in the Trust's 1994 Statement of Operations.

NOTE 3.        ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                                  1996       1995      1994
                                                -------    -------    -------
Balance January 1, .......................      $ 6,305    $ 9,223    $ 8,946
Provision for losses .....................         --          541       --
Amounts reclassified from
   investment in partnerships ............         --         --        1,109
Write down of properties .................       (4,648)      (700)      --
Amounts charged off ......................         (176)    (2,759)      (832)
                                                -------    -------    -------
Balance December 31, .....................      $ 1,481    $ 6,305    $ 9,223
                                                =======    =======    =======

In addition to the above, the provision for losses in the accompanying Consolidated Statements of Operations consists of a $884,000 negative provision for losses from forgiveness of accrued interest on the Genesee Towers Office Building note payable upon the transfer of the building

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 3.        ALLOWANCE FOR ESTIMATED LOSSES (Continued)

to the lender in 1996 and a $1.2 million write down of the carrying value of the Genesee Towers Office Building to the amount of the nonrecourse mortgage and a $200,000 loss on the sale of a foreclosed property held for sale in 1994. See NOTE 4. "REAL ESTATE AND
DEPRECIATION" and NOTE 7. "NOTES AND INTEREST PAYABLE."

NOTE 4.        REAL ESTATE AND DEPRECIATION

In February 1996, the Trust completed the sale of the Rivertree Apartments in Hurst, Texas for $1.8 million, a property under contract for sale at December 31, 1995. The Trust received net cash of $959,000 after the payment of various closing costs associated with the sale. In conjunction with the sale, the Trust provided $750,000 of purchase money financing which was paid in full in August 1996. The Trust recognized a gain of $378,000 on the sale. In September 1996, the Trust received an insurance reimbursement for hail damage that had occurred in 1995 and recognized an extraordinary gain of $149,000.

In March 1996, the Trust purchased the Hampton Court Office Building, a 104,001 square foot office building in Dallas, Texas, for $7.7 million. The Trust paid $1.4 million in cash and obtained new mortgage financing of $6.3 million.

In April 1996, the Trust purchased the Amoco Building, a 378,244 square foot office building in New Orleans, Louisiana, for $5.9 million in cash.

Also in April 1996, the Trust purchased the Central Storage Warehouse, a 216,035 square foot industrial warehouse in Dallas, Texas, for $2.2 million in cash.

In May 1996, the Trust sold the Sunset Towers Apartments in San Francisco, California, for $24.1 million in cash. The Trust received net cash of $9.7 million after the payoff of $14.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust recognized a gain of $5.4 million on the sale.

In June 1996, the Trust purchased the Grove Park Apartments, a 188 unit apartment complex in Plano, Texas, for $4.4 million. The Trust paid $1.2 million in cash and assumed the existing mortgage of $3.2 million.

Also in June 1996, the Trust sold the Crystal Court Apartments, a foreclosed property held for sale, in Detroit, Michigan, for $700,000 in cash. The Trust recognized no loss on the sale beyond the amounts previously provided.

In July 1996, the Trust purchased the Promenade Shopping Center, a 133,558 square foot shopping center in Highlands Ranch, Colorado, for $8.1 million. The Trust paid $1.8 million in cash and obtained new mortgage financing for the remaining $6.3 million of the purchase price.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 4.        REAL ESTATE AND DEPRECIATION (Continued)

Also in July 1996, the Trust purchased the Park at Colonnade Apartments, a 211 unit apartment complex in San Antonio, Texas, for $4.2 million. The Trust paid $700,000 in cash and obtained new mortgage financing for the remaining $3.5 million of the purchase price.

Also in July 1996, the Trust purchased the 3400 Carlisle Building, a 74,000 square foot office building in Dallas, Texas, for $5.3 million. The Trust paid $800,000 in cash and obtained new mortgage financing for the remaining $4.5 million of the purchase price.

In August 1996, the Trust sold the Southgate Square Apartments in Round Rock, Texas, for $6.1 million in cash. The Trust received net cash of $3.0 million after the payoff of $2.9 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust recognized a gain of $3.6 million on the sale.

In September 1996, the Trust purchased the Shady Trail Warehouse, a 42,900 square foot industrial warehouse in Dallas, Texas, for $681,000. The Trust paid $131,000 in cash and obtained new mortgage financing for the remaining $550,000 of the purchase price.

Also in September 1996, the Trust sold the Ravenswood Apartments in Stratford, New Jersey, for $1.2 million in cash. The Trust recognized no gain or loss on the sale.

In October 1996, the Trust purchased 236 acres of undeveloped land on State Highway 121 in Collin County, Texas, for $3.9 million in cash.

Also in October 1996, the Trust sold .60 acres of the 6 acre parcel of Northwest Crossing land in Houston, Texas, for $290,000 in cash. The Trust recorded the sale under the cost recovery method and therefore recognized no gain or loss on the sale.

In November 1996, the Trust purchased the Glenwood Apartments in Addison, Texas, for $4.2 million. The Trust paid $1.3 million in cash and assumed the existing mortgage of $2.9 million.

In December 1996, the Trust purchased the Oak Run Apartments, a 160 unit apartment complex in Pasadena, Texas, for $3.8 million. The Trust paid $1.2 million in cash and obtained new mortgage financing for the remaining $2.6 million of the purchase price.

Also in December 1996, the Trust purchased the Northpoint Central Office Building, a 176,043 square foot office building in Houston, Texas, for $8.5 million. The Trust paid $2.7 million in cash with the seller financing the remaining $5.8 million of the purchase price.

Also in December 1996, the Trust purchased the 2626 Cole Office Building, a 199,632 square foot office building in Dallas, Texas, for $8.7 million. The Trust paid $2.2 million in cash and obtained new mortgage financing for the remaining $6.5 million of the purchase price.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 4.        REAL ESTATE AND DEPRECIATION (Continued)

In 1995, the Trust purchased the following four apartment complexes: the Willo-Wick Gardens Apartments, a 162 unit apartment complex in Pensacola, Florida; the McCallum Glen Apartments, a 275 unit apartment complex in Dallas, Texas; the Willow Wick Apartments, a 104 unit apartment complex in North Augusta, South Carolina; and the Heritage on the River Apartments, a 301 unit apartment complex in Jacksonville, Florida; and three commercial properties: the Sullyfield Commerce Center, a 243,813 square foot industrial warehouse in Chantilly, Virginia; the Kelly Warehouses, six industrial warehouses with a total of 330,334 square feet in Dallas, Texas; and the Brookfield Corporate Center, a 63,504 square foot industrial warehouse in Chantilly, Virginia. The Trust paid $8.0 million in cash and either obtained new mortgage financing or assumed existing mortgage debt for the remainder of the purchase prices.


NOTE 5.        INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Trust's investments in marketable equity securities consist of the following:

                                                    1996     1995
                                                   ------   ------
American Realty Trust, Inc. ("ART") ............   $5,318   $3,017
National Income Realty Trust ("NIRT") ..........     --        941
Transcontinental Realty Investors, Inc.("TCI") .      874      795
                                                   ------   ------
                                                   $6,192   $4,753
                                                   ======   ======

The Trust's marketable equity securities are considered available-for-sale and are carried at fair value (period end market value). The Trustees of the Trust are also directors of TCI and the executive officers of the Trust are also executive officers of ART and TCI. The Trust's advisor serves as advisor to ART and TCI and prior to March 31, 1994 to NIRT.

In December 1996, the Trust sold its NIRT shares to NIRT for $1.1 million in cash. The Trust received net cash of $550,000 after the payoff of margin debt secured by the NIRT shares. The Trust recognized a gain of $725,000 on the sale.

The Trust has margin arrangements with brokerage firms which provide for borrowings of up to 50% of the market value of equity securities. The borrowings under such margin arrangement are secured by equity securities of ART and TCI and bear interest at an average of 8.19% per annum. Margin borrowings were $597,000 at December 31, 1996 and $411,000 at December 31, 1995 and are included in other liabilities in the accompanying Consolidated Balance Sheets.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 6.        INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investments in equity method partnerships consists of the following:

                                                     1996       1995
                                                   --------   --------

        Sacramento Nine ("SAC 9") ...........     $    118   $    (48)
        Indcon, L.P. ("Indcon") .............        2,175     13,018
                                                  --------   --------
                                                  $  2,293   $ 12,970
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

The Trust and NIRT are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% interest in the partnership's earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon, which at December 31, 1996, owned five industrial warehouses. The Indcon partnership agreement requires the consent of both the Trust and NIRT for any material changes in the operations of the partnership's properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in Indcon using the equity method.

In February and March 1996, Indcon sold 25 of its industrial warehouses for a total of $36.2 million in cash. Indcon received net cash of $14.2 million, of which the Trust's equity share was $8.5 million, after the payoff of existing mortgage debt with a principal balance of $23.5 million. Indcon recognized a gain of $617,000 on the sale, of which the Trust's equity share was $370,000.

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon received a total of $2.2 million in cash. Indcon does not intend to rebuild the destroyed warehouse and accordingly has recognized an extraordinary gain of $1.1 million, of which the Trust's equity share was $663,000.

In April 1996, Indcon sold two additional industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million. Indcon recognized a loss of $522,000 on the sale, of which the Trust's equity share was $313,000.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.        INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:

                                                   1996       1995
                                                 --------   --------
Real estate, net of accumulated depreciation
 ($4,636 in 1996 and $13,736 in 1995) ........ $  7,878   $ 44,712
Other assets .................................      877      5,529
Notes payable ................................   (4,548)   (28,391)
Other liabilities ............................     (176)      (390)
                                               --------   --------
Partners' capital ............................ $  4,031   $ 21,460
                                               ========   ========

                                                  1996       1995       1994
                                                -------    -------    -------
Rents ........................................ $ 2,412    $ 7,766    $ 7,322
Depreciation .................................    (505)    (2,080)    (2,271)
Property operations ..........................    (848)    (2,186)    (2,772)
Interest .....................................    (958)    (3,506)    (2,747)
                                               -------    -------    -------
Income (loss) before gain
   on sale of real estate
   and extraordinary gain ....................     101         (6)      (468)
Gain on sale of real estate ..................      95       --          962
Extraordinary gain ...........................   1,105       --         --
                                               -------    -------    -------
Net income (loss) ............................ $ 1,301    $    (6)   $   494
                                               =======    =======    =======

NOTE 7.        NOTES AND INTEREST PAYABLE

Notes and interest payable consist of the following:

                                    1996                         1995
                          -----------------------      ------------------------
                          Estimated                     Estimated
                            Fair           Book           Fair          Book
                            Value          Value          Value         Value
                          ----------    -----------    ----------    ----------
   Notes payable........  $  158,222    $  159,726     $  126,445    $  134,262
                          ==========                   ==========
   Interest payable.....                       828                        1,328
                                        ----------                   ----------
                                        $  160,554                   $  135,590
                                        ==========                   ==========

Scheduled principal payments on notes payable are due as follows:

   1997.......................................................   $     18,235
   1998.......................................................         20,610
   1999.......................................................         15,021
   2000.......................................................          8,894
   2001.......................................................         21,102
   Thereafter.................................................         75,864
                                                                 ------------
                                                                 $    159,726
                                                                 ============


Notes payable at December 31, 1996 bear interest at rates ranging from 3.25% to 10.5% and mature between 1997 and 2024. These notes payable are generally nonrecourse and are collateralized by deeds of trust on real estate with a carrying value of $201.8 million.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.      NOTES AND INTEREST PAYABLE (Continued)

In February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the Trust wrote down the carrying value of the property by $1.2 million, which is included in the 1994 provision for losses, to the amount of the nonrecourse mortgage which approximated the fair value of the property. In February 1996, the Trust and the lender entered into a forbearance agreement that provided, among other things, that until August 20, 1996, the Trust make monthly payments of the greater of regular scheduled principal and interest or cash flow from the property. The deed to the property was placed in escrow during the term of the forbearance agreement. The Trust transferred the property to the lender in September 1996. During the pendency of the foreclosure negotiations, the Trust continued to accrue and expense its interest obligations on such note. The Trust recorded a negative provision for loss of $884,000 with the elimination of its obligation for such accrued interest on the transfer of the property to the lender.

In 1996, the Trust purchased four apartment complexes, four office buildings, one shopping center and one industrial warehouse for a total of $55.6 million. In connection with these acquisitions, the Trust either assumed existing mortgage debt or obtained new mortgage financing totaling $42.2 million. The new mortgages bear interest at rates ranging from 8.0% to 10.0% per annum, require monthly payments of principal and interest, currently totaling $315,849 and mature from June 1997 to November 2004.

In April 1996, the Trust refinanced the mortgage debt secured by the Edgewood Apartments in Lansing, Illinois in the amount of $8.1 million. The Trust received net cash of $1.3 million after the payoff of $6.7 million in existing mortgage debt, including a $60,000 prepayment penalty. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.65% per annum, requires monthly payments of principal and interest of $66,000 and matures in May 2006.

Also in April 1996, the Trust refinanced the mortgage debt secured by the In the Pines Apartments in Gainesville, Florida in the amount of $6.0 million. The Trust received net cash of $415,000 after the payoff of $5.3 million in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 8.65% per annum, requires monthly payments of principal and interest of $49,000 and matures in May 2006.

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

In May 1996, the Trust obtained mortgage financing for the previously unencumbered Applecreek Apartments in Dallas, Texas in the amount of $1.8 million. The Trust received net cash of $1.6 million after payment of various closing costs associated with the financing. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $15,076 and matures in June 2006.

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

In July 1996, the Trust refinanced the mortgage debt secured by the Woodbridge Apartments in Denver, Colorado in the amount of $3.0 million. The Trust received net cash of $2.0 million after the payoff of $903,000 in existing mortgage debt. The remainder of the refinancing proceeds were used to pay various closing costs associated with the refinancing. The new mortgage bears interest at 9.125% per annum, requires monthly payments of principal and interest of $25,433 and matures in August 2006.

Also in July 1996, the Trust obtained mortgage financing for the previously unencumbered Forest Ridge Apartments in Denton, Texas in the amount of $1.2 million. The Trust received net cash of $1.1 million after payment of various closing costs associated with the financing. The mortgage bears interest at 8.875% per annum, requires monthly payments of principal and interest of $10,175 and matures in August 2006.

In August 1996, the Trust obtained mortgage financing for the previously unencumbered Central Storage Warehouse in Dallas, Texas in the amount of $1.4 million. The Trust received net cash of $1.4 million after the payment of various closing costs associated with the financing. The mortgage bears interest at 8.5% per annum through July 30, 1999 and at a variable rate thereafter, requires monthly payments of principal and interest of $13,786 through July 30, 1999 adjusted thereafter based on the then effective interest rate and matures in July 2011.

Also in August 1996, the Trust refinanced the mortgage debt secured by the McCallum Glen Apartments in Dallas, Texas in the amount of $5.2 million. The Trust received net cash of $761,000 after the payoff of

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 7.      NOTES AND INTEREST PAYABLE (Continued)

$4.2 million in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $40,176 and matures in September 2006.

In November 1996, the Trust refinanced the mortgage debt secured by the Somerset Apartments in Texas City, Texas in the amount of $3.2 million. The Trust received net cash of $452,000 after the payoff of $2.6 million in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 8.3% per annum, requires monthly payments of principal and interest $25,654 and matures in December 2006.

In 1995, the Trust purchased four apartment complexes and three industrial warehouses for a total of $38.9 million. In connection with the acquisitions, the Trust either assumed existing mortgage debt or obtained new mortgage financing totaling $31.0 million. The mortgages bear interest at rates ranging from 6.0% to 9.915% per annum, require monthly payments of principal and interest, totaling $243,000, and mature from May 1997 to January 2013.

In May and December 1995, the Trust refinanced the mortgage debt secured by the Sunset Lake Apartments in Waukegan, Illinois in the amount of $8.0 million. The Trust received net cash of $5.3 million after the payoff of $1.9 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund repair escrows and to pay various closing costs associated with the refinancings. The new mortgages bear interest at 7.625% per annum, require monthly payments of principal and interest of $60,000 and mature in January 2006.

Also in 1995, the Trust obtained mortgage financing secured by the previously unencumbered Quail Oaks Apartments in Balch Springs, Texas in the amount of $750,000. The Trust received net cash of $734,000 after the payment of various closing costs associated with the financing. As described above, this property was refinanced in April 1996.

NOTE 8.      DISTRIBUTIONS

The Trust has paid regular quarterly distributions to its shareholders since the first quarter of 1993. In 1996, the Trust paid regular and special distributions of $.89 per share of beneficial interest totaling $3.8 million. In 1995 and 1994, the Trust paid distributions of $.40 per share of beneficial interest totaling $1.8 million in each year.

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1996 represented capital gains and that 100% of the distributions paid in 1995 and 1994 represented a return of capital.

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

At the Trust's annual meeting of shareholders held on May 31, 1996, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

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

The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Trust. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by the Trust. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans to the Trust or refinancing on Trust properties and BCM is to receive reimbursement of certain expenses incurred by it in the performance of advisory services to the Trust.

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

Under the Advisory Agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust. The effect of this limitation was to require that BCM refund $589,000 and $250,000 of the annual advisory fee for 1996 and 1995, respectively. The operating expenses of the Trust did not exceed such limitation in 1994.

Additionally, if the Trust were to request that BCM render services to the Trust other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. "PROPERTY MANAGEMENT", the Trust has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management for the Trust's properties and, as discussed in NOTE 11. "REAL ESTATE BROKERAGE" the Trust has engaged Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, on a non-exclusive basis, to provide brokerage services for the Trust.

NOTE 10.         PROPERTY MANAGEMENT

Carmel, Ltd. provides property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) Syntek West, Inc. ("SWI"), of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of seventeen of the Trust's commercial properties and the industrial warehouse facilities owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty, which is owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11.         REAL ESTATE BROKERAGE

Carmel Realty provides brokerage services to the Trust on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property acquisitions and sales, in accordance with a sliding scale of total fees to be paid by the Trust.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12.         ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates:

                                     1996     1995     1994
                                    ------   ------   ------
Fees
   Advisory .....................   $1,091   $1,264   $1,326
   Incentive sales fee ..........      342     --       --
   Net income fee ...............      707     --       --
   Real estate brokerage ........    4,217    1,581    1,480
   Mortgage brokerage and equity
     refinancing ................      333      142      100
   Property and construction
     management fees and
     leasing commissions* .......    1,048      806      570
                                    ------   ------   ------
                                    $7,738   $3,793   $3,476
                                    ======   ======   ======

Cost reimbursements .............   $  825   $  506   $  524
                                    ======   ======   ======



* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13.         RENTS UNDER OPERATING LEASES

The Trust's operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2006. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1996:

         1997............................................   $14,626
         1998............................................    11,934
         1999............................................     9,670
         2000............................................     5,795
         2001............................................     3,484
         Thereafter......................................     6,480
                                                            -------
                                                            $51,989
                                                            =======

NOTE 14.         INCOME TAXES

For the years 1996, 1995 and 1994, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in
Section 857 of the Code, is distributed.  See NOTE 8. "DISTRIBUTIONS."

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14.         INCOME TAXES (Continued)

The Trust had a loss for federal income tax purposes in 1996 (after applying net operating loss carryforwards), 1995 and 1994; therefore, the Trust recorded no provision for income taxes.

The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1996, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $40.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1996, the Trust had a tax net operating loss carryforwards of $45.5 million expiring through 2010.

As a result of the Trust's election to be treated as a REIT for income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

NOTE 15.         COMMITMENTS AND CONTINGENCIES

Olive Litigation. In February 1990, the Trust, together with Income Opportunity Realty Investors, Inc. ("IORI"), NIRT and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the settlement.

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

The Modification, among other things, provided for the addition of new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of certain transactions with affiliates until April 28, 1999. In addition, BCM, the Trust's advisor, Gene E. Phillips and William S. Friedman, the President and Trustee of the Trust until February 24, 1994, President of BCM until May 1, 1993 and director of BCM until December 22, 1989, agreed to pay a total of $1.2 million to the Trust, IORI, NIRT and TCI, of which the Trust's share was $750,000.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.         COMMITMENTS AND CONTINGENCIES (Continued)

Under the Modification, the Trust, IORI, NIRT, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations. The Trust, IORI, NIRT and TCI also agreed to waive any demand requirement for the plaintiffs to pursue claims on behalf of each of them against certain persons or entities. The Modification also requires that any shares of the Trust held by Messrs. Phillips, Friedman or their affiliates shall be (i) voted in favor of the reelection of all then current members of the Trust's Board of Trustees that stand for reelection during the two calendar years following the effective date of the Modification and (ii) voted in favor of all new members of the Trust's Board of Trustees appointed pursuant to the terms of the Modification that stand for reelection during the three calendar years following the effective date of the Modification.

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15.         COMMITMENTS AND CONTINGENCIES (Continued)

The Modification also terminated a number of the provisions of the settlement, including the requirement that the Trust, IORI, NIRT and TCI maintain a Related Party Transaction Committee and a Litigation Committee of their respective Boards. The court retained jurisdiction to enforce the Modification, and during August and September 1996, the court held evidentiary hearings to assess compliance with the terms of the Modification by the various parties. The court issued no ruling or order with respect to the matters addressed at the hearings. Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intends to assert that certain actions taken by the Board of Trustees breached the terms of the Modification.

On January 27, 1997, the parties entered into an Amendment to the Modification effective January 9, 1997 (the "Amendment"), which was submitted to the court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Trust's Board of Trustees. As of March 7, 1997, the court had taken no action on the Amendment.

The Amendment provides for the addition of three new unaffiliated members to the Trust's Board of Trustees and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Trust, IORI, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Amendment, all shares of the Trust owned by Gene E. Phillips or any of his affiliates shall be voted at all shareholders' meetings held until April 28, 1999 in favor of all new Board members added under the Amendment. The Amendment also requires that, until April 28, 1999, all shares of the Trust owned by Gene E. Phillips or his affiliates in excess of forty percent (40%) of the Trust's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Trust.

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




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.         QUARTERLY DATA

The following is a tabulation of the Trust's quarterly results of operations for the years 1996 and 1995.

                                                    Three Months Ended
                                    --------------------------------------------------
1996                                March 31     June 30   September 30    December 31
----                                --------    --------   ------------    -----------
Revenues ........................   $ 10,958    $ 11,365    $    11,703    $    11,337
Expenses ........................     11,005      12,045         11,739         13,010
                                    --------    --------    -----------    -----------

(Loss) from operations ..........        (47)       (680)           (36)        (1,673)
Equity in income (loss)
     of partnerships ............        395        (219)            21             31
Gain on sale of real estate
     and marketable equity
     securities .................        378       5,421          3,598            725
                                    --------    --------    -----------    -----------
Income (loss) before extra-
     ordinary gain ..............        726       4,522          3,583           (917)
Extraordinary gain ..............        697         (34)           149           --
                                    --------    --------    -----------    -----------
Net income (loss) ...............   $  1,423    $  4,488    $     3,732    $      (917)
                                    ========    ========    ===========    ===========

Earnings per share
Income (loss) before extra-
     ordinary gain ..............   $    .17    $   1.07    $       .86    $      (.22)
Extraordinary gain ..............        .16        --              .04           --
                                    --------    --------    -----------    -----------
Net income (loss) ...............   $    .33    $   1.07    $       .90    $      (.22)
                                    ========    ========    ===========    ===========

The Trust purchased twelve income producing properties in 1996 consisting of one office building in the first quarter, one office building, one apartment complex and one industrial warehouse in the second quarter, one apartment complex, one office building, one shopping center and one industrial warehouse in the third quarter and two apartment complexes and two office buildings in the fourth quarter.

In the first, second and third quarters, the Trust recognized gains on sales of apartment complexes of $378,000, $5.4 million and $3.6 million, respectively. In the fourth quarter, the Trust recognized a $725,000 gain on the sale of marketable equity securities.

In the first quarter, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement from a fire loss on an industrial warehouse owned by Indcon. In the third quarter, the Trust recognized an extraordinary gain of $149,000 representing an insurance settlement on a previously sold apartment complex.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16.         QUARTERLY DATA (Continued)


                                        Three Months Ended
                          -------------------------------------------------
                          March 31    June 30     September 30  December 31
                          --------    --------    ------------  -----------
1995
----

Revenues ..............   $  8,668    $  9,627    $     9,836    $    10,408
Expenses ..............      9,312       9,710         10,173         10,787
                          --------    --------    -----------    -----------

Net (loss) ............   $   (644)   $    (83)   $      (337)   $      (379)
                          ========    ========    ===========    ===========

Earnings per share
Net (loss) ............   $   (.15)   $   (.02)   $      (.08)   $      (.08)
                          ========    ========    ===========    ===========


The Trust purchased seven properties in 1995 consisting of two industrial warehouses in the first quarter, an apartment complex in each of the second and third quarters, and two apartment complexes and an industrial warehouse in the fourth quarter.


NOTE 17.          SUBSEQUENT EVENTS

In January 1997, the Trust purchased the Lost Timbers Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5 million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million. The mortgage bears interest at a variable rate, currently 9.29% per annum, adjusted semi-annually, requires monthly payments of principal and interest of $22,704, also adjusted semi-annually and matures in June 1999.

In February 1997, the Trust purchased the Watters Road land, 103 acres of undeveloped land on State Highway 121 in Collin County, Texas, for $1.7 million in cash.

Also in February 1997, the Trust purchased the Jefferson Office Building, a 71,877 square foot office building in Washington, D.C., for $13.2 million. The Trust paid $4.1 million in cash and obtained new mortgage financing of $9.1 million. The mortgage bears interest at 8.0% per annum, requires monthly payments of principal and interest of $70,000 and matures in March 1999.

                 CONTINENTAL MORTGAGE AND EQUITY TRUST              SCHEDULE III
                REAL ESTATE AND ACCUMULATED DEPRECIATION
                           December 31, 1996

                                                                    Cost
                                                                  Capitalized
                                                                  Subsequent
                                                                      to          Gross Amounts of Which Carried
                                       Initial Cost to Trust      Acquisition             at End of Year
                                       ---------------------     -------------  ----------------------------------
                                                 Buildings &     Improvements            Buildings &
  Property/Location      Encumbrances   Land     Improvements    & Adjustments    Land   Improvements     Total(1)
----------------------   ------------  -------   ------------    -------------    ----   ------------     --------
                                         (dollars in thousands)
Properties Held for Investment
Apartments
4242 Cedar Springs....     $ 1,412     $    372    $   1,117        $   26       $   372   $  1,143      $  1,515
   Dallas, TX
Apple Creek...........       1,805          167          946           230           167      1,176         1,343
   Dallas, TX
Camelot...............       3,087        1,230        2,870            87         1,230      2,957         4,187
   Largo, FL
Country Crossings.....       2,708          772        2,444           144           772      2,588         3,360
   Tampa, FL
Edgewood..............       8,045          598        6,872         1,479           598      8,351         8,949
   Lansing, IL
El Chapparal..........       2,650          279        2,821           458           279      3,279         3,558
   San Antonio, TX
Fairways..............       1,994          657        1,532            97           657      1,629         2,286
   Longview, TX
Forest Ridge..........       1,220          212          849            85           212        934         1,146
   Denton, TX
Fountain Lake.........       2,436          861        2,585           -             861      2,585         3,446
   Texas City, TX
Glenwood..............       2,881          877        3,506           -             877      3,506         4,383
   Addison, TX
Grove Park............       3,205          942        3,767           -             942      3,767         4,709
   Plano, TX
Heritage on the River.       6,501        2,070        6,211           152         2,070      6,363         8,433
   Jacksonville, FL
In the Pines..........       5,959        1,288        5,154           406         1,288      5,560         6,848
   Gainesville, FL
McCallum Crossing.....       6,280        2,005        6,017            53         2,005      6,070         8,075
   Dallas, TX
McCallum Glen.........       5,215        1,257        5,027            73         1,257      5,100         6,357
   Dallas, TX
Oak Park IV...........         -            224          674            27           224        701           925
   Clute, TX
Oak Run...............       2,625          788        3,152           -             788      3,152         3,940
   Pasadena, TX
Park at Colonnade.....       3,500          887        3,546            31           887      3,577         4,464
   San Antonio, TX
Park Lane.............       1,205          175          978            99           175      1,077         1,252
   Dallas, TX
Parkwood Knoll........       5,024        1,659        4,975           -           1,659      4,975         6,634
   San Bernardino, CA
Pierce Tower..........       1,937          566        2,262           -             566      2,262         2,828
   Denver, CO
Quail Oaks............       1,292           90        2,160           141            90      2,301         2,391
   Balch Springs, TX
Somerset..............       3,240          936        2,811            77           936      2,888         3,824
   Texas City, TX

                                                                                 Life On Which
                                                                                 Depreciation
                                                                                   in Latest
                                                                                   Statement
                              Accumulated         Date of          Date          of Operations
  Property/Location           Depreciation     Construction      Acquired         is Computed
--------------------          ------------     ------------      --------         ------------
                                  (dollars in thousands)
Properties Held for Investment
Apartments
4242 Cedar Springs....          $   129            1984          Jun-92            5-40 years
   Dallas, TX
Apple Creek...........              263            1971          Dec-90            5-40 years
   Dallas, TX
Camelot...............              297            1975          Aug-93            5-40 years
   Largo, FL
Country Crossings.....              310            1973          Apr-93            5-40 years
   Tampa, FL
Edgewood..............            2,800            1972          Aug-87            5-40 years
   Lansing, IL
El Chapparal..........            1,050            1963          Jan-88            5-40 years
   San Antonio, TX
Fairways..............              207            1980          Mar-93            5-40 years
   Longview, TX
Forest Ridge..........              157            1975          Nov-91            5-40 years
   Denton, TX
Fountain Lake.........              187            1975          Feb-94              40 years
   Texas City, TX
Glenwood..............               13            1975          Nov-96              40 years
   Addison, TX
Grove Park............               55            1979          Jun-96              40 years
   Plano, TX
Heritage on the River.              174            1973          Dec-95            5-40 years
   Jacksonville, FL
In the Pines..........              362            1972          Dec-94            5-40 years
   Gainesville, FL
McCallum Crossing.....              432            1985          Mar-94            5-40 years
   Dallas, TX
McCallum Glen.........              184            1986          Jul-95            5-40 years
   Dallas, TX
Oak Park IV...........               53            1981          Jun-94            5-40 years
   Clute, TX
Oak Run...............              -              1982          Dec-96              40 years
   Pasadena, TX
Park at Colonnade.....               45            1975          Jul-96            5-40 years
   San Antonio, TX
Park Lane.............              226            1972          Dec-90            5-40 years
   Dallas, TX
Parkwood Knoll........              301            1986          Aug-94            5-40 years
   San Bernardino, CA
Pierce Tower..........              132            1958          Sep-94            5-40 years
   Denver, CO
Quail Oaks............              700            1982          Feb-87            5-40 years
   Balch Springs, TX
Somerset..............              220            1985          Dec-93            5-40 years
   Texas City, TX

                  CONTINENTAL MORTGAGE AND EQUITY TRUST             SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION           (Continued)
                           December 31, 1996

                                                                    Cost
                                                                  Capitalized
                                                                  Subsequent
                                                                      to          Gross Amounts of Which Carried
                                       Initial Cost to Trust      Acquisition             at End of Year
                                       ---------------------     -------------  ----------------------------------
                                                 Buildings &     Improvements            Buildings &
  Property/Location      Encumbrances   Land     Improvements    & Adjustments    Land   Improvements     Total(1)
----------------------   ------------  -------   ------------    -------------    ----   ------------     --------
                                         (dollars in thousands)
Properties Held for Investment - (Continued)
Stone Oak.............     $ 3,189     $    649    $   2,598        $  164         $ 649   $  2,762      $  3,411
   San Antonio, TX
Sunset Lake...........       7,898        1,626        6,544           448         1,626      6,992         8,618
   Waukegan, IL
Willow Creek..........       1,816          608        1,832            31           608      1,863         2,471
   El Paso, TX
Will-O-Wick...........       2,769          747        2,990            54           747      3,044         3,791
   Pensacola, FL
Willow Wick...........         904          324        1,305            15           324      1,320         1,644
   North Augusta, SC
Woodbridge............       2,989          899        2,099           104           899      2,203         3,102
   Westminster, CO

Industrial Warehouses
Brookfield Corporate
   Center..............      2,764          727        2,909           -             727      2,909         3,636
   Chantilly, VA
Central Storage.......       1,385          464        1,856           129           464      1,985         2,449
   Dallas, TX
Kelly Warehouses......       4,986        1,136        4,856           304         1,136      5,160         6,296
   Dallas, TX
McLeod Commerce Center       2,157          673        2,693           132           673      2,825         3,498
   Orlando, FL
Northgate Distribution       3,027          876        3,505           305           876      3,810         4,686
   Marietta, GA
Shady Trail...........         549          145          581             1           145        582           727
   Dallas, TX
Sullyfield Commercial
   Center..............      8,800        2,299        9,196            31         2,299      9,227        11,526
   Chantilly, VA

Office  Buildings
2626 Cole..............      6,540        1,819        7,276           -           1,819      7,276         9,095
   Dallas, TX
3400 Carlisle..........      4,500        1,122        4,487           -           1,122      4,487         5,609
   Dallas, TX
Amoco..................        -          1,233        4,933           632         1,233      5,565         6,798
   New Orleans, LA
Hampton Court..........      6,300        1,610        6,439            35         1,610      6,474         8,084
   Dallas, TX
NASA...................        -            410        3,319        <1,162>          410      2,157         2,567
   Houston, TX
Northpoint Central.....      5,750        1,773        7,092           -           1,773      7,092         8,865
   Houston, TX
Tollhill West..........      5,094        1,634        6,538         1,268         1,634      7,806         9,440
   Dallas, TX
Windsor Plaza.........         373        1,429        4,441          <585>        1,429      3,856         5,285
   Windcrest, TX

                                                                       Life On Which
                                                                       Depreciation
                                                                        in Latest
                                                                         Statement
                           Accumulated     Date of         Date        of Operations
  Property/Location        Depreciation  Construction     Acquired      is Computed
--------------------       ------------  ------------     --------      ------------
                                  (dollars in thousands)
Properties Held for Investment - (Continued)
Stone Oak.............     $   575            1978          Mar-90        5-40 years
   San Antonio, TX
Sunset Lake...........         427            1969          Sep-94        5-40 years
   Waukegan, IL
Willow Creek..........         134            1972          May-94        5-40 years
   El Paso, TX
Will-O-Wick...........         128            1974          May-95        5-40 years
   Pensacola, FL
Willow Wick...........          40            1971          Nov-95        5-40 years
   North Augusta, SC
Woodbridge............         140            1968          Sep-94        5-40 years
   Westminster, CO

Industrial Warehouses
Brookfield Corporate
   Center..............         79            1990          Dec-95          40 years
   Chantilly, VA
Central Storage.......          37            1966          Apr-96        5-40 years
   Dallas, TX
Kelly Warehouses......         319            1966-1973     Mar-95        5-40 years
   Dallas, TX
McLeod Commerce Center         186            1985          Sep-94        5-40 years
   Orlando, FL
Northgate Distribution         378            1987          Nov-93        5-40 years
   Marietta, GA
Shady Trail...........           5            1970          Sep-96        5-40 years
   Dallas, TX
Sullyfield Commercial
   Center..............        431            1986          Feb-95        5-40 years
   Chantilly, VA

Office  Buildings
2626 Cole..............        -              1986          Dec-96          40 years
   Dallas, TX
3400 Carlisle..........         56            1985          Jul-96          40 years
   Dallas, TX
Amoco..................        107            1977          Apr-96        5-40 years
   New Orleans, LA
Hampton Court..........        136            1987          Mar-96        5-40 years
   Dallas, TX
NASA...................      1,129            1979          Oct-85        5-40 years
   Houston, TX
Northpoint Central.....        -              1983          Dec-96          40 years
   Houston, TX
Tollhill West..........      1,286            1984          Jun-91        5-40 years
   Dallas, TX
Windsor Plaza.........       1,744            1984          Nov-86        5-40 years
   Windcrest, TX

                                   69

                 CONTINENTAL MORTGAGE AND EQUITY TRUST              SCHEDULE III
                REAL ESTATE AND ACCUMULATED DEPRECIATION            (Continued)
                           December 31, 1996


                                                                    Cost
                                                                  Capitalized
                                                                  Subsequent
                                                                      to          Gross Amounts of Which Carried
                                       Initial Cost to Trust      Acquisition             at End of Year
                                       ---------------------     -------------  ----------------------------------
                                                 Buildings &     Improvements            Buildings &
  Property/Location      Encumbrances   Land     Improvements    & Adjustments    Land   Improvements     Total(1)
----------------------   ------------  -------   ------------    -------------    ----   ------------     --------
                                         (dollars in thousands)
Properties Held for Investment - (Continued)
Shopping Centers
Builders Square.......     $ 1,016     $  1,160    $   1,740        $  -         $ 1,160   $  1,740      $  2,900
   St. Paul, MN
Promenade.............       6,257        1,749        6,995            20         1,749      7,015         8,764
   Highlands Ranch, CO
Rio Pinar.............       5,999        3,190        5,205           310         3,190      5,515         8,705
   Orlando, FL

Land
State Highway 121.....         -          4,354          -             -           4,354        -           4,354
   Collin County, TX       --------    ---------   ----------       ------       -------   --------     ---------

                           159,283       51,568      173,705         5,901        51,568    179,606       231,174
                           --------    ---------   ----------       ------       -------   --------     ---------

Properties Held for Sale
Apartment
Shadowridge...........         -             85          338           138            85        476           561
   Rock Springs, WY

Industrial Warehouse
Ogden.................         -             52        1,568           208            52      1,776         1,828
   Ogden, UT

Office  Building
Pinemont .............          440         175          526             5           175        531           706
   Houston, TX

Land
Del Ray Forum.........         -          1,202          -            (402)(2)       800        -             800
   Miami, FL
Northwest Crossing....         -          1,238          -            (271)(3)       967        -             967
   Houston, TX
Round Mt..............         -          5,740          -          (4,140)(2)     1,600        -           1,600
   Austin, TX

                           --------    ---------   ----------       ------       -------   --------     ---------
                                440        8,492        2,432       (4,462)        3,679       2,783        6,462
                           --------    ---------   ----------       ------       -------   --------     ---------
                           $159,723    $  60,060   $  176,137       $1,439       $55,247   $ 182,389     $237,636
                           ========    =========   ==========       ======       =======   =========     ========



                                                                                 Life On Which
                                                                                 Depreciation
                                                                                   in Latest
                                                                                   Statement
                              Accumulated         Date of          Date          of Operations
  Property/Location           Depreciation     Construction      Acquired         is Computed
--------------------          ------------     ------------      --------         ------------
                                  (dollars in thousands)

Properties Held for Investment - (Continued)
Shopping Centers
Builders Square.......          $   236            1972          Aug-91            5-40 years
   St. Paul, MN
Promenade.............               88            1985          Jul-96            5-40 years
   Highlands Ranch, CO
Rio Pinar.............              756            1984          Dec-91            5-40 years
   Orlando, FL

Land
State Highway 121.....              -                -           Oct-96             -
   Collin County, TX           --------

                                 16,714
                               --------

Properties Held for Sale
Apartment
Shadowridge...........               89            1973          Jan-91            5-40 years
   Rock Springs, WY

Industrial Warehouse
Ogden.................              608            1979          Jan-86            5-40 years
   Ogden, UT

Office  Building
Pinemont .............               27            1979          Dec-93            5-40 years
   Houston, TX

Land
Del Ray Forum.........               -              -            May-86                -
   Miami, FL
Northwest Crossing....               -              -            Dec-93                -
   Houston, TX
Round Mt..............               -              -            Dec-86                -
   Austin, TX                  --------

                                    724
                               --------
                               $ 17,438
                               ========


(1) The aggregate cost for federal income tax purposes is $283.3 million.
(2) The carrying value of this property was reduced to the Trust's estimate of fair value minus estimated costs of sale.
(3) Sale of a portion of land.

                                                                    SCHEDULE III
                                                                    (Continued)



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                  1996          1995        1994
                                                ---------    ---------    --------
                                                      (dollars in thousands)

Reconciliation of Real Estate

Balance at January 1, .......................   $ 205,269    $ 162,823    $ 121,861

   Additions
      Acquisitions and improvements .........      74,414       42,306       35,107
      Foreclosures ..........................        --            891       11,242

   Deductions
      Sales .................................     (27,868)         (51)      (3,558)
      Permanent write-downs .................      (4,648)        (700)      (1,229)
      Refund of excess acquisition
         fees ...............................        --           --           (600)
      Foreclosure ...........................      (9,531)        --           --
                                                ---------    ---------    ---------

Balance at December 31, .....................   $ 237,636    $ 205,269    $ 162,823
                                                =========    =========    =========



Reconciliation of Accumulated
   Depreciation

Balance at January 1, .......................   $  17,735    $  13,459    $  10,378

   Additions
      Depreciation ..........................       4,819        4,279        3,214

   Deductions
      Sales .................................      (4,063)          (3)        (133)
      Foreclosure ...........................      (1,053)        --           --
                                                ---------    ---------    ---------

Balance at December 31, .....................   $  17,438    $  17,735    $  13,459
                                                =========    =========    =========

                  CONTINENTAL MORTGAGE AND EQUITY TRUST              SCHEDULE IV
                     MORTGAGE LOANS ON REAL ESTATE
                           December 31, 1996



                             Interest  Maturity
    Description               Rate      Date                 Periodic Payment Terms
-------------------          --------  --------   ---------------------------------------------


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
complex in Phoenix, AZ.

Henderson County Ranch         12.50%    11/95      Interest and $200,000 principal payment due
----------------------                              November 1,1995.
secured by ranch in
Henderson County, TX.

Residential - various          10.00%    02/05      Monthly fixed principal and
---------------------            to        to       interest payments.
7 mortgages secured            11.50%    04/18
by 7 homes in AZ, MA,
CO and HI.

JUNIOR MORTGAGE LOAN

Signature Athletic Club        12.00%    10/98      Monthly payments of interest only to the
-----------------------                             extent of available cash flow.  Unpaid
secured by a building                               interest compounded into principal as of
housing a health club                               January 1 of each year.
in Dallas, TX.
                                                       Carrying Amounts   Principal Amount of
                                                         of Mortgage       Loans Subject to
                                Prior     Face Amount   Net of Discount    Delinquent Principal
    Description                Liens     of Mortgage          (1)              or Interest
-------------------            -------    -----------   ----------------   --------------------
                                             (dollars in thousands)

FIRST MORTGAGE LOANS

Buena Vista Office              $    -     $     700        $     700  (2)       $     700
------------------
secured by office
building in
Titusville, FL.

Country Elms                         -           380              260                  -
------------
secured by mobile home
park in Galesburg, IL.

Cypress Creek                        -         1,800            1,399                  -
-------------
secured by office
building in Ft.
Lauderdale, FL.

English Hills                        -           590              582                  -
-------------
secured by apartment
complex in Tampa, FL.


Forest Ridge                         -           365              333                  -
------------
secured by shopping
center in Denton, TX.

Golden Pond Apartments               -           990              991                  -
----------------------
secured by apartment
complex in Phoenix, AZ.

Henderson County Ranch               -         1,500            1,400  (2)           1,400
----------------------
secured by ranch in
Henderson County, TX.

Residential - various                -           749              639                  -
---------------------
7 mortgages secured
by 7 homes in AZ, MA,
CO and HI.

JUNIOR MORTGAGE LOAN

Signature Athletic Club              -         1,500            1,500                  -
-----------------------
secured by a building
housing a health club
in Dallas, TX.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1996




                              Interest  Maturity
    Description                 Rate      Date                  Periodic Payment Terms
-------------------           --------  --------    ---------------------------------------------


OTHER

Conine                         13.00%    3/97       Principal and interest due at maturity.
------
secured by contract to
purchase land in
Dallas, TX






Interest receivable
Deferred gain


Allowance for estimated losses



                                                       Carrying Amounts    Principal Amount of
                                                         of Mortgage        Loans Subject to
                               Prior     Face Amount    Net of Discount    Delinquent Principal
    Description                Liens     of Mortgage          (1)              or Interest
-------------------           -------    -----------    ----------------   --------------------
                                                   (dollars in thousands)

OTHER

Conine                        $     -    $     500        $     500            $     -
------                        --------   ---------        ---------            --------
secured by contract to
purchase land in
Dallas, TX



                              $    -     $   9,074            8,304            $   2,100
                              ========   ==========                            =========

Interest receivable                                             318
Deferred gain                                                   (67)
                                                          ---------
                                                              8,555
Allowance for estimated losses                               (1,481)
                                                          ---------
                                                          $   7,074
                                                          =========









---------------------
(1)  The aggregate cost for federal income tax purposes is $8.6 million.
(2) An allowance for estimated loss has been provided to reduce the carrying value of this mortgage to the Trust's estimate of net realizable value of the collateral securing such note.

                                                                    SCHEDULE IV
                                                                    (Continued)



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                         MORTGAGE LOANS ON REAL ESTATE




                                              1996         1995         1994
                                             --------    --------    --------
                                                  (dollars in thousands)

Balance at January 1, ....................   $  6,366    $ 10,989    $ 33,983


   Additions
      Funding of notes receivable ........      2,000        --           --
      Loans from sales of properties .....        750        --           365
      Loan received in satisfaction
         of profit participation, net
         of discount .....................       --          --         1,414
      Amortization of
         discount/(premium) ..............         27          39         (93)

   Deductions
      Collections of principal ...........       (837)     (1,080)     (5,585)
      Foreclosures .......................       --          (891)    (10,095)
      Prior existing loan assumed
         by borrower .....................       --          --        (9,000)
      Discount on payoff .................       --          (541)       --
      Write off of uncollectible
         mortgage notes receivable .......       --        (2,150)       --
      Other ..............................         (2)       --          --
                                             --------    --------    --------

Balance at December 31, ..................   $  8,304    $  6,366    $ 10,989
                                             ========    ========    ========

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

The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor") their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Trustee, means that the Trustee is an officer, director or employee of the Advisor or an officer of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer of the Trust nor a director, officer or employee of the Advisor, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Business Relationships".

TED P. STOKELY: Age 63, Trustee (Independent) (since April 1990) and Chairman of the Board (since January 1995).

       General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December 1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation engaged in the acquisition of low income and elderly housing; President (April 1992 to April 1994) of PSA Group (real estate management and consulting); Executive Vice President (1987 to
       1991) of Key Companies Inc., a publicly traded company that develops, acquires and sells water and minerals; Trustee (April 1990 to August
       1994) of National Income Realty Trust ("NIRT"); and Director (since April 1990) and Chairman of the Board (since January 1995) of Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI").

ITEM 10.      TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Trustees (Continued)

EDWARD L. TIXIER:  Age 67, Trustee (Independent) (since July 1996).

       Executive President (since 1996) of Tasa American Homes; Vice Chairman Planning and Zoning Commission (since 1996) of Dripping Springs, Texas; Director (since 1995) of Ryokachi Corporation, a Japanese company; Cattle Rancher (since 1988); President (1988 to 1994) of Tixier, Inc., an Austin, Texas based corporation; Senior Executive Advisor (1988 to
       1994) to the President of Regency International Trading Company, a Japanese company; Commander (1984 to 1988) of U.S. Forces, Japan and Commander, 5th Air Force; Retired (1988) Lt. General, United States Air Force; and Director (since July 1996) of IORI and TCI.

MARTIN L. WHITE:  Age 57, Trustee (Independent) (since January 1995).

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

EDWARD G. ZAMPA:  Age 62, Trustee (Independent) (since January 1995).

       General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of IORI and TCI.

Board Committees

The Trust's Board of Trustees held twelve meetings during 1996. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the period that he served.

The Trust's Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Stokely, Tixier and White. The Audit Committee met twice during 1996.

The Trust's Board of Trustees has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Trust's Board of Trustees on the services provided to the Trust by the Advisor and its affiliates and the terms of any engagement or compensation of

ITEM 10.      TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Board Committees (Continued)

the Advisor or its affiliates. The Relationship with Advisor Committee met twice in 1996. The Board Development Committee reviews and reports to the Trust's Board of Trustees on the membership, compensation and functions of the Board of Trustees. The current member of the Board Development Committee is Mr. White. The Board Development Committee met twice in 1996.

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

RANDALL M. PAULSON: Age 50, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

       President (since August 1995) and Executive Vice President (January 1995 to August 1995) of IORI, TCI and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of Syntek Asset Management, L.P. ("SAMLP"), which is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP") and (October 1994 to August 1995) of BCM; Director (since August 1995) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to 1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; President (1990) of Paulson Realty Group; President (1983 to 1989) of Johnstown Management Company; and Vice President (1979 to 1982) of Lexton-Ancira.

BRUCE A. ENDENDYK:  Age 48, Executive Vice President (since January 1995).

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

ITEM 10.      TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)


Executive Officers (Continued)

THOMAS A. HOLLAND: Age 54, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

       Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, IORI and TCI; Secretary (since February
       1997) of IORI and TCI; Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Vice President and Controller (December 1986 to June 1990) of Southmark; Vice President-Finance (January 1986 to December 1986) of Diamond Shamrock Chemical Company; Assistant Controller (May 1976 to January 1986) of Maxus Energy Corporation (formerly Diamond Shamrock Corporation); Trustee (August 1989 to June 1990) of Arlington Realty Investors; and Certified Public Accountant (since 1970).


Officers

Although not executive officers of the Trust, the following persons currently serve as officers of the Trust: Mark W. Branigan, Senior Vice President - Residential Asset Management; Lynn W. Humphries, Senior Vice President - Commercial Asset Management; Robert A. Waldman, Senior Vice President and General Counsel; and Drew D. Potera, Vice President and Treasurer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.


MARK W. BRANIGAN: Age 42, Senior Vice President - Residential Asset Management (since December 1996) and Vice President (February 1994 to December 1996).

       Senior Vice President - Residential Asset Management (since December
       1996) and Vice President (February 1994 to December 1996) of ART, IORI, TCI and SAMI; Executive Vice President (since May 1995) and Real Estate Analyst (January 1992 to May 1994) of BCM; Executive Vice President (1984 to 1991) of Byron Investments, Inc.; Director (May 1989 to August
       1990) and Manager of Treasury Services (May 1981 to 1983) of Southmark; and Director (1977 to April 1981) of Investor Relations for Syntek Corp.

ITEM 10.      TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)


Officers (Continued)

LYNN W. HUMPHRIES: Age 46, Senior Vice President - Commercial Asset Management (since May 1996).

       Senior Vice President - Commercial Asset Management (since May 1996) of BCM, ART, IORI, TCI and SAMI; Vice President (January 1994 to May 1996) of the Amend Group; Vice President (1980 to 1993) of Equitable Real Estate Investment Management, Inc.; and Senior Vice President (1975 to
       1980) of Sanders Campbell & Company.

ROBERT A. WALDMAN: Age 44, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

       Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of IORI and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January
       1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November
       1989) of BCM; Senior Vice President and General Counsel (since January
       1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October 1989) of Red Eagle Resources Corporation (oil and gas); Assistant General Counsel, Senior Staff Attorney and Staff Attorney (1981 to 1985) of Texas International Company (oil and gas).

DREW D. POTERA: Age 37, Vice President (since December 1996) and Treasurer (since December 1990).

       Vice President (since December 1996) and Treasurer (since December 1990) of IORI and TCI; Vice President (since December 1996), Treasurer (since August 1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Treasurer (December 1990 to February 1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

In addition to the foregoing officers, the Trust has several vice presidents and assistant secretaries who are not listed herein.

ITEM 10.      TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during 1996. All of these filing requirements were satisfied by its Trustees and executive officers and ten percent holders. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Trust's Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisor under the supervision of the Trust's Board of Trustees. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities for the Trust. The advisor also serves as a consultant to the Trust's Board of Trustees in connection with the business plan and investment policy decisions.

BCM has served as the Trust's advisor since March 1989. BCM is a corporation of which Messrs. Paulson, Endendyk and Holland serve as executive officers.
BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Prior to December 22, 1989, Mr. Phillips served as a director of BCM, and until September 1, 1992, as Chief Executive Officer of BCM. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

At the Trust's annual meeting of shareholders held on May 31, 1996, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

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

Under the Advisory Agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The effect of this limitation was to require that BCM refund $589,000 of the annual advisory fee for 1996.

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

MICKEY N. PHILLIPS:         Director

RYAN T. PHILLIPS:           Director

RANDALL M. PAULSON:         President

MARK W. BRANIGAN:           Executive Vice President - Residential Asset
                            Management

BRUCE A. ENDENDYK:          Executive Vice President

THOMAS A. HOLLAND:          Executive Vice President and Chief Financial
                            Officer

COOPER B. STUART:           Executive Vice President

CLIFFORD C. TOWNS, JR:      Executive Vice President - Finance

DAN S. ALLRED:              Senior Vice President - Land Development

LYNN W. HUMPHRIES:          Senior Vice President - Commercial Asset Management

ROBERT A. WALDMAN:          Senior Vice President, Secretary and General
                            Counsel

DREW D. POTERA:             Vice President, Treasurer and Securities
                            Manager

Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, Mr. Phillips has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.


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

ITEM 10.      TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT
              (Continued)

Real Estate Brokerage

Carmel, Ltd. subcontracts the property-level management and leasing of seventeen of the Trust's commercial properties and the industrial warehouses owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty, which is a company owned by SWI. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Trust. Carmel Realty is entitled to receive a commission for property acquisitions and sales by the Trust in accordance with the following sliding scale of total fees to be paid by the
Trust: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million
- $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee of 3% on transaction amounts between $5.0 million
- $10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and (iv) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

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

Each Independent Trustee receives compensation in the amount of $15,000 per year, plus reimbursement for expenses and the Chairman of the Board receives an additional $1,500 per year for serving in such position. In addition, each Independent Trustee receives an additional fee of $1,000 per day for any special services rendered by him to the Trust outside of his ordinary duties as Trustee, plus reimbursement of expenses.

During 1996, $121,634 was paid to the Independent Trustees in total Trustees' fees for all services, including the annual fee for service during the period January 1, 1996 through December 31, 1996, and 1996 special service fees as follows: Geoffrey C. Etnire, $20,833; John P. Parsons, $21,883; Bennett B. Sims, $19,917; Ted P. Stokely, $18,167; Edward L. Tixier, $7,500; Martin L. White, $16,667; and Edward G. Zampa, $16,667.





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1991 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.


                            COMPARISON OF FIVE YEAR
                            CUMULATIVE TOTAL RETURN

                                    [GRAPH]


================================================================================
                         1991      1992      1993      1994       1995      1996
--------------------------------------------------------------------------------
  THE TRUST              100         89       194       235       237        273
--------------------------------------------------------------------------------

  S&P 500 INDEX          100        108       118       120       165        203
--------------------------------------------------------------------------------
  REIT INDEX             100        117       141       147       181        234
================================================================================

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 7, 1997.

                                   Amount and Nature
    Name and Address of              of Beneficial              Percent of
     Beneficial Owner                  Ownership                 Class (1)
---------------------------        -----------------            ----------
American Realty Trust, Inc.              1,633,819                  40.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc.             517,329                  12.7%
10670 N. Central Expressway
Suite 600
Dallas, Texas  75231

-------------------------

(1) Percentages are based upon 4,026,376 shares of beneficial interest outstanding at March 7, 1997.

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 7, 1997.


                                   Amount and Nature
                                     of Beneficial              Percent of
Name of Beneficial Owner               Ownership                 Class (1)
---------------------------        -----------------            ----------
All Trustees and Executive            2,151,148 (2)                53.4%
Officers as a group (7 individuals)


-------------------------
(1) Percentage is based upon 4,026,376 shares of beneficial interest issued and outstanding at March 7, 1997.

(2) Includes 1,633,819 shares owned by ART and 517,329 shares owned by BCM of which the executive officers of the Trust may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Trust's executive officers disclaim beneficial ownership of such shares. Each of the directors of ART, may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

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

Since February 1, 1991, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) SWI, of which Mr. Phillips is the sole shareholder, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of seventeen of the Trust's commercial properties and the industrial warehouses owned by one of the real estate partnerships in which the Trust and NIRT are partners to Carmel Realty, which is a company owned by SWI.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Trust has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services to the Trust. Carmel Realty is a company owned by SWI.

The Trustees and officers of the Trust also serve as directors and officers of IORI and TCI. The Trustees owe fiduciary duties to such entities as well as to the Trust under applicable law. IORI and TCI have the same relationship with BCM as the Trust. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Messrs. Paulson, Endendyk and Holland serve as executive officers of ART and SAMI.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from SWI, of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995, and was dismissed from bankruptcy in February 1996.

Related Party Transactions

Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued) parties. The Trust's management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to the Trust as could have been obtained from unrelated third parties.

As more fully described in ITEM 2. "PROPERTIES - Real Estate," the Trust is engaged with NIRT in the Sacramento Nine and Indcon, L.P. partnerships.

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common shares of ART through negotiated or open market transactions. The executive officers of the Trust also serve as executive officers of ART. BCM, the Trust's advisor, also serves as advisor to ART and at March 7, 1997 ART owned approximately 40.6% of the Trust's outstanding shares of beneficial interest. At December 31, 1996, the Trust owned 818,088 shares of ART common stock which the Trust had purchased in open market transactions in 1990 and 1991 at a total cost to the Trust of $1.6 million. At December 31, 1996, the market value of the ART shares was $5.3 million. See
ITEM 2. "PROPERTIES - Equity Investments in Real Estate Entities."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of beneficial interest of NIRT and up to $1.0 million of the shares of TCI common stock through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI. The executive officers of the Trust also serve as executive officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. Until March 31, 1994, BCM also served as advisor to NIRT. In December 1996, the Trust sold its NIRT shares to NIRT for $1.1 million in cash. The Trust received net cash of $550,000 after the payoff of margin debt secured by the NIRT shares. The Trust recognized a gain of $725,000 on the sale. At December 31, 1996, the Trust owned 79,500 shares of TCI common stock at a total cost of $235,000 all of which the Trust had purchased in open market transactions in 1990 and 1991. At December 31, 1996, the market value of the TCI common stock was $875,000. See
ITEM 2. "PROPERTIES - Equity Investments in Real Estate Entities."

In 1996, the Trust paid BCM and its affiliates $1.7 million in advisory fees, $4.2 million in real estate brokerage commissions, $333,000 in mortgage brokerage and equity refinancing fees, and $1.0 million in property and construction management fees and leasing commissions (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Trust of $825,000 in 1996.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

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


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
              8-K

(a)    The following documents are filed as part of this Report:

1.     Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
       December 31, 1996 and 1995

Consolidated Statements of Operations -
       Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity -
       Years Ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows -
       Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

Schedule III -       Real Estate and Accumulated Depreciation

Schedule IV  -       Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.


3.     Exhibits

The following documents are filed as Exhibits to this report:


Exhibit
Number                                 Description
-------       -----------------------------------------------------------------

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

  3.3         Amendment No. 3 to Second Amended and Related Declaration of
              Trust (incorporated by reference to the Registrant's Current
              Report on Form 8-K dated May 31, 1996) reporting the repeal of the limitation on the period of time equity securities may be held and repeal on the limitation on investments in unimproved, non-income producing properties.

  3.4         Restated Trustees' Regulations dated as of April 21, 1989
              (incorporated by reference to the current report on Form 8-K dated March 24, 1989).

 10.0         Advisory Agreement dated as of March 7, 1995, between Continental
              Mortgage and Equity Trust and Basic Capital Management, Inc.,
              (incorporated by reference to Exhibit No. 10.0 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995).

 27.0         Financial Data Schedule, filed herewith.


(b)           Reports on Form 8-K:

              A Current Report on Form 8-K, dated November 5, 1996, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Glenwood Apartments, which as amended on Form 8-K/A, filed January 6, 1997.

              A Current Report on Form 8-K, dated December 13, 1996, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Oak Run Apartments, the Northpoint Central Office Building and 2626 Cole Office Building, which was amended on Form 8-K/A, filed February 11, 1997, and which was further amended on Form 8-K/A Amendment No. 2 filed March 11, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CONTINENTAL MORTGAGE AND EQUITY TRUST





Dated:        March 14, 1997               By:    /s/ Randall M. Paulson
      ------------------------------          ----------------------------------
                                                  Randall M. Paulson
                                                  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.





By:     /s/ Ted P. Stokely                 By:    /s/ Martin L. White
   ---------------------------------          ----------------------------------
       Ted P. Stokely                             Martin L. White
       Chairman of the Board                      Trustee
       and Trustee





By:     /s/ Edward L. Tixier               By:    /s/ Edward G. Zampa
   ---------------------------------          ----------------------------------
       Edward L. Tixier                           Edward G. Zampa
       Trustee                                    Trustee





By:    /s/ Thomas A. Holland
   ---------------------------------
       Thomas A. Holland
       Executive Vice President and
       Chief Financial Officer
       (Principal Financial and
        Accounting Officer)


Dated:        March 14, 1997
      -----------------------------

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1996





Exhibit
Number                        Description          Page
-------                    -----------------      ------
 27.0         Financial Data Schedule.