Form 10-Q
period 1997-03-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1997-05-07
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997



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
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


Shares of Beneficial Interest,
        no par value                                   4,026,111
------------------------------            ---------------------------------
          (Class)                          (Outstanding at April 30, 1997)

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


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS



                                                                    March 31,  December 31,
                                                                      1997         1996
                                                                    ---------  ------------
                                                                     (dollars in thousands)

                     Assets
                     ------
Notes and interest receivable
  Performing ....................................................   $   6,239    $   6,268
  Nonperforming, nonaccruing ....................................       2,008        2,287
                                                                    ---------    ---------
                                                                        8,247        8,555

Less - allowance for estimated losses ...........................      (1,481)      (1,481)
                                                                    ---------    ---------
                                                                        6,766        7,074

Foreclosed real estate held for sale, net of
  accumulated depreciation ($725 in 1997 and
  1996) .........................................................       5,738        5,738

Real estate under contract for sale, net of
  accumulated depreciation ($1,385 in 1997) .....................       8,102         --

Real estate held for investment, net of accumulated
  depreciation ($16,848 in 1997 and $16,713 in 1996) ............     224,766      214,460
Investment in marketable equity securities of
  affiliates, at market .........................................      14,697        6,192
Investments in partnerships .....................................       2,215        2,293
Cash and cash equivalents .......................................         764        2,961
Other assets (including $319 in 1997 and $650 in
  1996 from affiliates) .........................................      11,518       11,292
                                                                    ---------    ---------

                                                                    $ 274,566    $ 250,010
                                                                    =========    =========




              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                               March 31,  December 31,
                                                                 1997         1996
                                                               ---------  ------------
                                                               (dollars in thousands)
      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable .................................   $ 175,557    $ 160,554
Other liabilities (including $4,485 in 1997 and
  $1,318 in 1996 to affiliates) ............................      12,242       10,273
                                                               ---------    ---------

                                                                 187,799      170,827

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 4,026,044 shares in 1997 and 4,026,376
  shares in 1996 ...........................................       8,068        8,068
Paid-in capital ............................................     257,159      257,159
Accumulated distributions in excess of accumulated
  earnings .................................................    (191,852)    (190,931)
Net unrealized gains on marketable equity
  securities of affiliates .................................      13,392        4,887
                                                               ---------    ---------

                                                                  86,767       79,183
                                                               ---------    ---------

                                                               $ 274,566    $ 250,010
                                                               =========    =========




              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Three Months
                                                                    Ended March 31,
                                                               --------------------------
                                                                  1997            1996
                                                               -----------    -----------
                                                                 (dollars in thousands,
                                                                    except per share)
Revenues
  Rents ....................................................   $    13,069    $    10,707
  Interest .................................................           272            251
                                                               -----------    -----------
                                                                    13,341         10,958

Expenses
  Property operations ......................................         7,705          6,210
  Interest .................................................         3,532          2,927
  Depreciation .............................................         1,520          1,137
  Advisory fee to affiliate ................................           444            382
  General and administrative ...............................           585            349
                                                               -----------    -----------
                                                                    13,786         11,005
                                                               -----------    -----------

(Loss) from operations .....................................          (445)           (47)

Equity in income of partnerships ...........................            47            395
Gain on sale of real estate ................................          --              378
                                                               -----------    -----------

Income (loss) before extraordinary gain ....................          (398)           726

Extraordinary gain .........................................          --              697
                                                               -----------    -----------

Net income (loss) ..........................................   $      (398)   $     1,423
                                                               ===========    ===========



Earnings per share
Income (loss) before extraordinary gain ....................   $      (.10)   $       .17
Extraordinary gain .........................................          --              .16
                                                               -----------    -----------

Net income (loss) ..........................................   $      (.10)   $       .33
                                                               ===========    ===========


Weighted average shares of beneficial interest
  used in computing earnings per share .....................     4,026,197      4,332,699
                                                               ===========    ===========




              The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                              Accumulated   Unrealized
                                                             Distributions   Gains on
                             Shares of                        in Excess    Marketable
                        Beneficial Interest        Paid-in    Accumulated    Equity     Shareholders'
                        Shares        Amount       Capital     Earnings    Securities       Equity
                       ---------    ----------   ----------   ----------   -----------  -------------
                                            (dollars in thousands)
Balance, January 1,
 1997 ...............  4,026,376    $    8,068   $  257,159   $ (190,931)  $ 4,887   $   79,183



Fractional shares....       (332)         --           --           --        --           --

Distributions ($.13
 per share) .........       --            --           --           (523)     --           (523)

Unrealized gains on
 marketable equity
 securities .........       --            --           --           --       8,505        8,505

Net (loss) ..........       --            --           --           (398)     --           (398)
                       ---------    ----------   ----------   ----------    ------   ----------

Balance, March 31,
 1997 ...............  4,026,044    $    8,068   $  257,159   $ (191,852)  $13,392   $   86,767
                       =========    ==========   ==========   ==========   =======   ==========



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Three Months
                                                                   Ended March 31,
                                                               --------------------
                                                                 1997         1996
                                                               --------    --------
                                                              (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected ...........................................   $ 12,948      10,589

 Interest collected ........................................        439         177
 Interest paid .............................................     (3,370)     (2,666)
 Payments for property operations ..........................     (5,113)     (6,254)
 General and administrative expenses paid ..................     (1,131)       (613)
 Advisory fee paid to affiliate ............................     (1,033)       (382)
 Distributions from partnerships' operating cash flow ......        124         570
 Other .....................................................       (314)       --
                                                               --------    --------

     Net cash provided by operating activities .............      2,550       1,421


Cash Flows from Investing Activities
 Acquisitions of real estate ...............................     (6,733)     (7,529)
 Funding of capital improvement escrow .....................       --        (1,500)
 Real estate improvements ..................................       (584)       (268)
 Proceeds from sale of real estate .........................       --           889
 Funding of note receivable ................................       --        (1,500)
 Collections on notes receivable ...........................        115          22
 Distributions from partnership's investing activities .....       --         9,669
                                                               --------    --------

     Net cash (used in) investing activities ...............     (7,202)       (217)


Cash Flows from Financing Activities
 Distributions to shareholders .............................       (523)       (555)
 Repurchase of shares of beneficial interest ...............       --        (1,299)
 Proceeds from notes payable ...............................      3,803       6,300
 Payments on notes payable and margin borrowings ...........       (825)       (366)
                                                               --------    --------

     Net cash provided by financing activities .............      2,455       4,080
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents .......     (2,197)      5,284
Cash and cash equivalents, beginning of period .............      2,961       6,386
                                                               --------    --------

Cash and cash equivalents, end of period ...................   $    764    $ 11,670
                                                               ========    ========



             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued





                                                          For the Three Months
                                                              Ended March 31,
                                                          ----------------------
                                                            1997          1996
                                                          ---------    ---------
                                                          (dollars in thousands)
Reconciliation of net income (loss) to net cash
 provided by operating activities
Net income (loss)..................................       $    (398)       1,423

Adjustments to reconcile net income (loss) to net
 cash provided by  operating activities
 Gain on sale of real estate.......................             -           (378)
 Extraordinary gain................................             -           (697)
 Depreciation......................................           1,520        1,134
 Equity in (income) of partnerships................             (47)        (395)
 (Increase) decrease in interest receivable........             192          (71)
 Decrease in other assets..........................             265           84
 Increase (decrease) in other liabilities..........             871         (443)
 Increase in interest payable......................              23          194
 Distributions from partnerships' operating cash
     flow..........................................             124          570
                                                          ---------    ---------
 Net cash provided by operating activities.........       $   2,550    $   1,421
                                                          =========    =========



Noncash investing and financing activities

 Notes payable from acquisition of real estate....        $   2,700    $     -

 Mortgage note receivable from sale of real estate              -            750

 Unrealized gain on marketable equity securities..            8,505        1,003





             The accompanying notes are an integral part of these
                      Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in partnerships accounted for using the equity method consisted of the following at March 31, 1997:

           Sacramento Nine ("SAC 9").............                                  $         112
           Indcon, L.P. ("Indcon")...............                                          2,103
                                                                                   -------------
                                                                                   $       2,215
                                                                                   =============

The Trust and National Income Realty Trust ("NIRT") are partners in SAC 9, the Trust having a 30% interest in the partnership's earnings, losses and distributions. The Trust and NIRT are also partners in Income Special Associates ("ISA"), a joint venture partnership in which the Trust has a 60% interest in earnings, losses and distributions. ISA in turn owns a 100% interest in Indcon. The partnership agreements require the consent of both the Trust and NIRT for any material changes in the operations of the partnerships' properties, including sales, refinancings and changes in property management. The Trust, as a noncontrolling partner, accounts for its investment in the partnerships using the equity method.

Set forth below is summarized results of operations for the partnerships the Trust accounts for using the equity method for the three months ended March 31, 1997:

           Rents...................................                                $         455
           Depreciation............................                                         (115)
           Property operations.....................                                         (113)
           Interest expense........................                                          (99)
                                                                                   -------------
           Net income..............................                                $         128
                                                                                   =============

NOTE 3.  MORTGAGE NOTES RECEIVABLE

As more fully discussed in NOTE 5. "NOTES PAYABLE," ten of the Company's mortgage notes receivable, with a combined principal balance of $2.8 million at March 31, 1997, were pledged as additional collateral on a $4.0 million loan, primarily secured by the AMOCO Building.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



NOTE 4.  REAL ESTATE

In January 1997, the Trust purchased the Lost Timbers Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5 million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million. The mortgage bears interest at a variable rate, currently 9.29% per annum, adjusted semi-annually, requires monthly payments of principal and interest of $22,704, also adjusted semi-annually and matures in June 1999. The Trust paid a real estate brokerage commission of $125,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor, and an acquisition fee of $35,000 to BCM based on the $3.5 million purchase price of the property.

In February 1997, the Trust purchased the Watters Road land, 103 acres of undeveloped land on State Highway 121 in Collin County, Texas, for $1.7 million in cash. The Trust paid a real estate brokerage commission of $68,000 to Carmel Realty and an acquisition fee of $17,000 to BCM based on the $1.7 million purchase price of the property.

Also in February 1997, the Trust purchased the Jefferson Building, a 71,877 square foot office building in Washington, D.C., for $13.2 million. The Trust paid $4.1 million in cash and obtained new mortgage financing of $9.1 million. The mortgage bears interest at 8.0% per annum, requires monthly payments of principal and interest of $70,000 and matures in March 1999. The Trust paid a real estate brokerage commission of $319,000 to Carmel Realty and a $132,000 acquisition fee to BCM based on the $13.2 million purchase price of the property.

NOTE 5.  NOTES PAYABLE

In March 1997, the Trust obtained mortgage financing secured by the previously unencumbered AMOCO Building, an office building in New Orleans, Louisiana and by ten mortgage notes receivable, with a combined principal balance of $2.8 million at March 31, 1997, in the amount of $4.0 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $35,989 and matures in March 1999. The Trust may borrow up to an additional $2.5 million for completion of tenant improvements or upon reaching certain income and occupancy levels of the property. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $40,000 based on the $4.0 million mortgage.

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.  SUBSEQUENT EVENTS

In April 1997, the Trust completed the sale of Tollhill West, a 159,546 square foot office building in Dallas, Texas, that was under contract for sale at March 31, 1997. The property was sold for $14.8 million in cash, the Trust receiving net cash of $9.8 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid Carmel Realty a real estate brokerage commission of $244,000 based on the $14.8 million sales price of the property. The Trust will recognize a gain on the sale of approximately $5.0 million.

Also in April 1997, the Trust purchased the OPUBCO land, 156 acres of undeveloped land in Collin County, Texas, for $3.0 million. In conjunction with the purchase, the Trust obtained mortgage financing secured by the land and by two other parcels of land in the amount of $4.2 million. The Trust received net cash of $1.3 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. The Trust paid a real estate brokerage commission of $109,000 to Carmel Realty and an acquisition fee of $30,000 to BCM based on the $3.0 million purchase price of the land.

Also in April 1997, the Trust refinanced the mortgage debt secured by the Willo-Wick Apartments in Pensacola, Florida in the amount of $3.3 million. The Trust received net cash of $311,000 after the payoff of $2.8 million in existing mortgage debt and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 9.13% per annum, requires monthly payments of principal and interest of $27,988 and matures in May 2007. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $33,000 on the new $3.3 million mortgage.

                         ----------------------------


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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $764,000 at March 31, 1997, compared with $3.0 million at December 31, 1996. The principal reasons for the decrease in cash are discussed in the paragraphs below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, and principal payments on mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs, including, but not limited to, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $4.3 million in the first quarter of 1996 to $7.8 million in the first quarter of 1997. Of this net increase, $1.6 million is the result of the Trust acquiring fourteen additional income producing properties during 1996 and 1997. The remainder of the increase is due to increased rental and occupancy rates and lower operating expenses at the Trust's apartment complexes and commercial properties. These increases are partially offset by the sale of five apartment complexes in 1996. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in the last nine months of 1996 and first three months of 1997.

In January 1997, the Trust purchased the Lost Timbers Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5 million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million.

In February 1997, the Trust purchased the Watters Road land, 103 acres of undeveloped land on State Highway 121 in Collin County, Texas, for $1.7 million in cash.

Also in February 1997, the Trust purchased the Jefferson Building, a 71,877 square foot office building in Washington, DC, for $13.2 million. The Trust paid $4.1 million in cash and obtained new mortgage financing of $9.1 million.

The Trust derived the cash portions of these acquisitions from its cash on hand at December 31, 1996 and short term advances totaling $4.2 million from the Trust's advisor. Such advances were repaid from the proceeds of borrowings secured by previously unencumbered properties and sales proceeds of properties sold in March and April 1997, as discussed below.

In March 1997, the Trust obtained mortgage financing secured by the previously unencumbered AMOCO Building, an office building in New Orleans, Louisiana, and by ten mortgage notes receivable with a combined principal balance of $2.8 million at March 31, 1997, in the amount of $4.0 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

In April 1997, the Trust completed the sale of Tollhill West, a 159,546 square foot office building in Dallas, Texas, that was under contract for sale at March 31, 1997. The office building was sold for $14.8 million in cash, the Trust receiving net cash of $9.8 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the sale.

Also in April 1997, the Trust purchased the OPUBCO land, 156 acres of undeveloped land in Collin County, Texas, for $3.0 million. In conjunction with the purchase, the Trust obtained mortgage financing secured by the land and by two other parcels of land in the amount of $4.2 million. The Trust received net cash of $1.3 million.

Also in April 1997, the Trust refinanced the mortgage debt secured by the Willo-Wick Apartments in Pensacola, Florida in the amount of $3.3 million. The Trust received net cash of $311,000 after the payoff of $2.8 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest, of which 19,371 shares remain to be purchased as of March 31, 1997. Through March 31, 1997, the Trust had repurchased 1,445,629 of its shares at a total cost to the Trust of $7.7 million, none of which were purchased in the first quarter of 1997.

In February 1997, the Trust's Board of Trustees declared the Trust's regular quarterly distribution of $.13 per share. The distribution was paid on March 31, 1997, totaling $524,000, to shareholders of record on March 14, 1997.

The Trust's management reviews the carrying value of the Trust's mortgage notes receivable and properties at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Trust's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

For the quarter ended March 31, 1997, the Trust had a net loss of $398,000, compared to net income of $1.4 million for the quarter ended March 31, 1996, which included a gain on sale of real estate and an extraordinary gain totaling $1.1 million. Fluctuations in these and other components of the Trust's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents increased from $10.7 million for the three months ended March 31, 1996 to $13.1 million for the three months ended March 31, 1997. Of this increase, $3.1 million is attributable to the acquisition of four apartment complexes and eight commercial properties in 1996 and an additional $390,000 is attributable to the acquisition of one apartment complex and one commercial property in 1997. The remainder of the increase is due to increased rental and occupancy rates at the Trust's apartment complexes and commercial properties. These increases are partially offset by a decrease of $1.2 million due to the sale of five apartment complexes in 1996 and a decrease of $456,000 due to the loss of a property to foreclosure in 1996.

Interest income was $251,000 for the three months ended March 31, 1996 compared to $272,000 for the three months ended March 31, 1997. This increase is due to the receipt of an interest payment on a note receivable upon which the Trust had ceased recognizing interest income in 1996. Interest income in the remaining quarters of 1997 is expected to be slightly lower than that of the first quarter.

Property operating expenses increased from $6.2 million for the three months ended March 31, 1996 to $7.7 million for the three months ended March 31, 1997. Of this increase, $1.9 million is due to the acquisition of four apartment complexes and eight commercial properties in 1996 and an additional $218,000 is due to the acquisition of one apartment complex and one commercial property in 1997. These increases are partially offset by a decrease of $686,000 due to the sale of five apartment complexes in 1996 and a decrease of $291,000 due to the loss of a property to foreclosure in 1996.

Interest expense increased from $2.9 million for the three months ended March 31, 1996 to $3.5 million for the three months ended March 31, 1997. Of this increase, $777,000 is due to interest expense recorded on mortgages secured by ten properties, encumbered by debt, acquired in 1996 and two properties acquired in 1997. An additional $180,000 is due to interest expense recorded on borrowings in 1996 and 1997, secured by mortgages on two previously unencumbered apartment complexes and two previously unencumbered commercial properties and the refinancing of seven existing mortgages in 1996 where the loan balance was increased. These increases are partially offset by a decrease of $340,000 due to the sale of three apartment complexes encumbered by debt in 1996 and a decrease of $165,000 due to the loss of a property to foreclosure in 1996. Interest expense is expected to increase in the remaining

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

quarters of 1997, as a result of a full year of interest expense on properties acquired or refinanced in 1996 and the properties acquired in the first quarter of 1997.

Depreciation expense increased from $1.1 million for the three months ended March 31, 1996 to $1.5 million for the same period in 1997. This increase is due to the acquisition of four apartment complexes and eight commercial properties in 1996 and one apartment complex and one commercial property in 1997. Depreciation is expected to increase during the remaining quarters of 1997, as a result of a full year of depreciation on the properties acquired in 1996 and the properties acquired in the first quarter of 1997.

Advisory fee to affiliate increased from $383,000 for the three months ended March 31, 1996 to $444,000 for the three months ended March 31, 1997. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the acquisition of thirteen properties in 1996 and three properties in 1997. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

General and administrative expenses increased from $349,000 for the three months ended March 31, 1996 to $585,000 for the three months ended March 31, 1997. This increase is primarily attributable to a increase in legal fees, primarily related to the Olive litigation.

The Trust's equity in earnings of partnerships was $395,000 for the three months ended March 31, 1996 as compared to $47,000 for the three months ended March 31, 1997. Included in equity earnings of partnerships for the three months ended March 31, 1996 is a $370,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of 25 of its industrial warehouses. Excluding such gain, the Trust's equity in earnings of partnerships would have been income of $25,000 for the three months ended March 31, 1996.

For the three months ended March 31,1996, the Trust recognized a gain on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996. No such gain was recognized in 1997.

For the three months ended March 31, 1996, the Trust recognized an extraordinary gain of $697,000, its equity share of an insurance settlement from a fire loss on one of Indcon's industrial warehouses. No such gain was recognized in 1997.

Tax Matters

As more fully discussed in the Trust's 1996 Form 10-K, the Trust has elected and in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

                    ----------------------------------_____

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

The Court retained jurisdiction to enforce the Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intends to assert that certain actions taken by the Board of Trustees breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Modification, effective January 9, 1997 (the "Amendment"), which was submitted to the Court for approval on January 29, 1997. The Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Trust's Board of Trustees. On May 2, 1997, a hearing was held for the Court to consider approval of the Amendment. As of May 7, 1997, the Court had not issued an order either approving or disapproving the Amendment.

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

ITEM 5.  OTHER INFORMATION

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting the Trust's shareholders will vote on this proposal. Approval requires the vote of a majority of the Trust's outstanding shares of beneficial interest. As of April 30, 1997 the Trust's advisor and its affiliates held shares representing approximately 53.9% of the Trust's outstanding shares. Under the Olive Amendment (see Part II, ITEM 1. "LEGAL PROCEEDINGS") the Trust's advisor and its affiliates have discretionary authority to vote their shares on this matter, up to 40% of the Trust's shares outstanding. A date for the special meeting of the Trust's shareholders to vote on the incorporation proposal has not been set.


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



                                      CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:       May  7, 1997              By:    /s/ Randall M. Paulson
     -------------------------           -----------------------------------
                                         Randall M. Paulson
                                         President





Date:       May  7, 1997              By:    /s/ Thomas A. Holland
     -------------------------           -----------------------------------
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

                   For the Three Months Ended March 31, 1997





Exhibit                                                                  Page
Number                         Description                               Number
-------     ---------------------------------------------------          ------
 27.0       Financial Data Schedule.                                     20