Form 10-Q
period 1997-06-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1997-08-08
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997



                         Commission File Number 0-10503



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            California                                         94-2738844
  -------------------------------                         -------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                          Identification No.)



        10670 North Central Expressway, Suite 300, Dallas, TX    75231
        -----------------------------------------------------------------
        (Address of Principal Executive Offices)               (Zip Code)


                                 (214) 692-4700
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


Shares of Beneficial Interest,
        no par value                                  4,025,985
------------------------------             -------------------------------
          (Class)                          (Outstanding at August 1, 1997)

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


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS



                                                       June 30,  December 31,
                                                         1997        1996
                                                       ---------   ---------
                                                       (dollars in thousands)
                     Assets
                     ------

Notes and interest receivable
    Performing  . . . . . . . . . . . . . . . . . . .  $   4,041  $    6,268
    Nonperforming, nonaccruing  . . . . . . . . . . .      3,521       2,287
                                                       ---------   ---------
                                                           7,562       8,555

Less - allowance for estimated losses . . . . . . . .     (1,481)     (1,481)
                                                       ---------   ---------
                                                           6,081       7,074

Foreclosed real estate held for sale, net of
    accumulated depreciation ($725 in 1997 and
    1996)   . . . . . . . . . . . . . . . . . . . . .      5,738       5,738



Real estate held for investment, net of accumulated
    depreciation ($18,229 in 1997 and $16,713 in 1996)   230,530     214,460
Investment in marketable equity securities of
    affiliates, at market   . . . . . . . . . . . . .     11,429       6,192
Investments in partnerships . . . . . . . . . . . . .      2,156       2,293
Cash and cash equivalents . . . . . . . . . . . . . .      2,839       2,961
Other assets (including $293 in 1997 and $650 in
    1996 from affiliates)   . . . . . . . . . . . . .     16,663      11,292
                                                       ---------   ---------

                                                       $ 275,436   $ 250,010
                                                       =========   =========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued





                                                       June 30,    December 31,
                                                         1997         1996
                                                       ---------    ---------
                                                       (dollars in thousands)
      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable  . . . . . . . . . . . . .  $ 179,832    $ 160,554
Other liabilities (including $480 in 1997 and
    $1,318 in 1996 to affiliates)   . . . . . . . . .      7,473       10,273
                                                       ---------    ---------

                                                         187,305      170,827

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
    authorized shares, unlimited; issued and out-
    standing, 4,025,985 shares in 1997 and 4,026,376
    shares in 1996  . . . . . . . . . . . . . . . . .      8,068        8,068
Paid-in capital . . . . . . . . . . . . . . . . . . .    257,159      257,159
Accumulated distributions in excess of accumulated
    earnings  . . . . . . . . . . . . . . . . . . . .   (187,219)    (190,931)
Net unrealized gains on marketable equity
    securities of affiliates  . . . . . . . . . . . .     10,123        4,887
                                                       ---------    ---------

                                                          88,131       79,183
                                                       ---------    ---------

                                                       $ 275,436    $ 250,010
                                                       =========    =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Three Months                 For the Six Months
                                                       Ended June 30,                       Ended June 30,
                                               -----------------------------         ---------------------------
                                                  1997               1996               1997             1996
                                               ----------         ----------         ----------       ----------
                                                                   (dollars in thousands, except per share)
Revenues
 Rents.......................                  $   13,136        $    11,063        $    26,205      $    21,770
 Interest....................                         194                302                466              553
                                               ----------         ----------         ----------       ----------
                                                   13,330             11,365             26,671           22,323

Expenses
 Property operations.........                       7,426              6,693             15,131           12,903
 Interest....................                       4,363              3,136              7,895            6,063
 Depreciation................                       1,457              1,157              2,977            2,294
 Advisory fee to affiliate...                         560                469              1,004              851
 Net income fee to affiliate.                         386                -                  386              -
 General and administrative..                         817                590              1,402              939
                                               ----------         ----------         ----------       ----------
                                                   15,009             12,045             28,795           23,050
                                               ----------         ----------         ----------       ----------

(Loss) from operations........                     (1,679)              (680)            (2,124)            (727)

Equity in income (loss) of
 partnerships................                          26               (219)                73              176
Gains on sale of real estate..                      6,810              5,421              6,810            5,799
                                               ----------         ----------         ----------       ----------

Income before extraordinary
 gain........................                       5,157              4,522              4,759            5,248

Extraordinary gain............                         -                 (34)               -                663
                                               ----------         ----------         ----------       ----------
Net income....................                 $    5,157         $    4,488         $    4,759       $    5,911
                                               ==========         ==========         ==========       ==========



Earnings per share
 Income before extraordinary
 gain......................                    $     1.28         $     1.07        $      1.18      $      1.23
 Extraordinary gain..........                         -                  -                  -                .16
                                               ----------         ----------         ----------       ----------
 Net income..................                  $     1.28         $     1.07         $     1.18       $     1.39
                                               ==========         ==========         ==========       ==========


Weighted average shares of
 beneficial interest used in
 computing earnings per share                   4,026,002          4,214,062          4,026,099        4,273,916
                                               ==========         ==========         ==========       ==========





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                  Accumulated      Unrealized
                                          Shares of                              Distributions      Gains on
                                     Beneficial Interest                         in Excess of      Marketable
                                ----------------------------       Paid-in       Accumulated         Equity       Shareholders'
                                  Shares            Amount         Capital         Earnings        Securities        Equity
                                -----------      -----------      -----------     -----------      -----------     -----------
                                                                     (dollars in thousands, except per share)
Balance, January 1,
       1997................       4,026,376      $     8,068       $  257,159      $ (190,931)     $     4,887     $    79,183



Fractional shares.....                 (391)             -                -                -               -               -


Distributions ($.26
       per share)..........             -                -                -            (1,047)             -            (1,047)

Unrealized gains on
       marketable equity
       securities..........             -                -                -               -              5,236           5,236


Net income............                  -                -                -             4,759              -             4,759
                                -----------      -----------      -----------     -----------      -----------     -----------


Balance, June 30, 1997            4,025,985      $     8,068       $  257,159      $ (187,219)     $    10,123     $    88,131
                                ===========      ===========      ===========     ===========      ===========     ===========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Six Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
                                                         (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected  . . . . . . . . . . . . . . . . . . . $   26,207    $  21,660
 Interest collected   . . . . . . . . . . . . . . . . .        585          334
 Interest paid  . . . . . . . . . . . . . . . . . . . .     (7,238)      (5,389)
 Payments for property operations   . . . . . . . . . .    (15,365)     (12,453)
 General and administrative expenses paid   . . . . . .     (1,901)      (1,394)
 Advisory and net income fee paid to affiliate  . . . .     (2,076)        (851)
 Distributions from partnerships' operating cash
     flow . . . . . . . . . . . . . . . . . . . . . . .        210          941
 Other    . . . . . . . . . . . . . . . . . . . . . . .        524        1,559
                                                         ---------    ---------

     Net cash provided by operating activities  . . . .        946        4,407


Cash Flows from Investing Activities
 Acquisition of real estate   . . . . . . . . . . . . .    (10,841)     (13,372)
 Funding of capital improvement escrows   . . . . . . .          -       (1,500)
 Real estate improvements   . . . . . . . . . . . . . .     (2,039)        (194)
 Proceeds from sale of real estate  . . . . . . . . . .     12,654       10,737
 Funding of note receivable . . . . . . . . . . . . . .        (73)      (1,500)
 Collections on notes receivable  . . . . . . . . . . .        851           43
 Deposits on pending acquisitions . . . . . . . . . . .     (4,867)         -
 Deferred financing costs . . . . . . . . . . . . . . .       (445)         -
 Distributions from a partnership's investing
     activities.  . . . . . . . . . . . . . . . . . . .        -         10,720
                                                         ---------    ---------

     Net cash provided by (used in) investing
       activities . . . . . . . . . . . . . . . . . . .     (4,760)       4,934


Cash Flows from Financing Activities
 Distributions to shareholders. . . . . . . . . . . . .     (1,047)      (1,118)
 Proceeds from notes payable and margin borrowings          20,765       18,331
 Payments on notes payable  . . . . . . . . . . . . . .    (16,026)     (16,287)
 Repurchase of shares of beneficial interest  . . . . .        -         (1,783)
                                                         ---------    ---------

     Net cash provided by (used in) financing
       activities   . . . . . . . . . . . . . . . . . .      3,692         (857)
                                                         ---------    ---------

Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . . . .       (122)       8,484

Cash and cash equivalents, beginning of period  . . . .      2,961        6,386
                                                         ---------    ---------

Cash and cash equivalents, end of period  . . . . . . .  $   2,839    $  14,870
                                                         =========    =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                                           For the Six Months
                                                              Ended June 30,
                                                        ------------------------

                                                           1997         1996
                                                        -----------  ----------

                                                         (dollars in thousands)
Reconciliation of net income to net cash provided
 by operating activities
Net income.........................................     $   4,759    $   5,911
 Adjustments to reconcile net income to net cash
     provided by operating activities
 Depreciation.....................................          2,977        2,294
 Gain on sale of real estate......................         (6,810)      (5,799)
 Extraordinary gain...............................            -           (663)
 (Increase) decrease in interest receivable.......            213          (50)
 Decrease in other assets.........................          1,296        2,399
 (Decrease) in other liabilities..................         (1,677)        (543)
 Increase in interest payable.....................             51           93
 Distributions from partnerships' operating cash
     flow...........................................          210          941
 Equity in (income) of partnerships...............            (73)        (176)
                                                        ---------    ---------

     Net cash provided by operating activities......    $     946    $   4,407
                                                        =========    =========




Noncash investing and financing activities


 Notes payable from acquisition of real estate....      $   8,056    $   3,200

 Interest on wraparound mortgage loan paid
     directly to underlying lienholder..............          -             12

 Unrealized gain on marketable equity securities..          5,236        1,173

 Note receivable from the sale of real estate.....            -            750





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in equity method partnerships consisted of the following at June 30, 1997:

         Sacramento Nine ("SAC 9")...........  $  132

         Indcon, L.P. ("Indcon").............   2,024
                                               ------
                                               $2,156
                                               ======

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

Set forth below is summarized results of operations for the equity method partnerships for the six months ended June 30, 1997:

                 Rents.................................  $  909

                 Depreciation..........................    (243)
                 Property operations...................    (240)
                 Interest expense......................    (196)
                                                         ------
                 Net income............................  $  230
                                                         ======

NOTE 3.  MORTGAGE NOTES RECEIVABLE

As more fully discussed in NOTE 5. "NOTES PAYABLE," ten of the Company's mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million were pledged as additional collateral on a $4.0 million loan, primarily secured by the AMOCO Building. In June 1997,

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3.  MORTGAGE NOTES RECEIVABLE (Continued)

one of the mortgage notes receivable, with a principal balance of $134,000, was paid in full. Such payment was applied to reduce the mortgage note payable.

In June 1997, the Trust obtained financing in the amount of $1.4 million secured by the mortgage note receivable secured by the Cypress Creek Office Building in Fort Lauderdale, Florida. The financing bears interest at a variable rate, currently 9.0% per annum, requires monthly principal and interest payments of $14,126 and matures in June 2009. The Trust paid a mortgage brokerage and equity refinancing fee of $14,000 to Basic Capital Management, Inc. ("BCM"), the Trust's advisor, based on the $1.4 million financing.

Also in June 1997, the borrower did not make the required $25,000 principal reduction payment due on the note receivable secured by the English Hills Apartments in Tampa, Florida. The note is classified as nonperforming at June 30, 1997. The Trust has instituted foreclosure proceedings and anticipates that it will not incur a loss on foreclosure, as the estimated value of the collateral property exceeds the carrying value of the note.

NOTE 4.  REAL ESTATE

In January 1997, the Trust purchased the Lost Timbers Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5 million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million. The mortgage bears interest at a variable rate, currently 9.29% per annum, adjusted semi-annually, requires monthly payments of principal and interest of $22,704, also adjusted semi-annually and matures in June 1999. The Trust paid a real estate brokerage commission of $125,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of BCM, the Trust's advisor, and an acquisition fee of $35,000 to BCM based on the $3.5 million purchase price of the property.

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

In April 1997, the Trust sold Tollhill West, a 159,546 square foot office building in Dallas, Texas, for $14.8 million in cash. The Trust

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  REAL ESTATE (Continued)

received net cash of $9.8 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid Carmel Realty a real estate brokerage commission of $244,000 based on the $14.8 million sales price of the property. The Trust recognized a gain on the sale of $5.4 million.

Also in April 1997, the Trust purchased the OPUBCO land, 156 acres of undeveloped land in Collin County, Texas, for $3.0 million. In conjunction with the purchase, the Trust obtained mortgage financing secured by the land and by two other parcels of previously unencumbered land in the amount of $4.2 million. The Trust received net cash of $1.2 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. The Trust paid a real estate brokerage commission of $109,000 to Carmel Realty and an acquisition fee of $30,000 to BCM based on the $3.0 million purchase price of the land.

In May 1997, the Trust sold the 2626 Cole Building, a 119,632 square foot office building in Dallas, Texas. The property was sold for $11.0 million in cash, the Trust receiving net cash of $4.2 million after the payoff of $6.5 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid Carmel Realty a real estate brokerage commission of $280,000 based on the $11.0 million sales price of the property. The Trust recognized a gain on the sale of $1.4 million.

Also in May 1997, the Trust purchased the Trails at Windfern, a 240 unit apartment complex in Houston, Texas, for $4.2 million. The Trust paid $769,000 in cash, assumed the existing mortgage of $3.2 million and the seller provided purchase money financing of an additional $150,000. The $3.2 million mortgage bears interest at a variable rate, currently 9.0% per annum, adjusted annually, requires monthly payments of principal and interest of $26,674 and matures in January 1999. The $150,000 purchase money financing bears interest at 8.0% per annum, requires monthly payments of interest only and matures in May 2000. The Trust paid a real estate brokerage commission of $144,000 to Carmel Realty and an acquisition fee of $42,000 to BCM based on the $4.2 million purchase price of the property.

In June 1997, the Trust purchased the Bay Plaza Office Center, a 75,780 square foot office building in Tampa, Florida, for $4.3 million. The Trust paid $1.2 million in cash, assumed the existing mortgage of $2.1 million with the seller providing purchase money financing of an additional $1.0 million. The $2.1 million mortgage bears interest at 8.3% per annum, requires monthly payments of principal and interest of $23,354 and matures in June 2009. The $1.0 million purchase money financing bears interest at 8.3% per annum, requires monthly payments of $9,731 and matures in June 2002. The Trust paid a real estate brokerage

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  REAL ESTATE (Continued)

commission of $148,000 to Carmel Realty and an acquisition fee of $43,000 to BCM based on the $4.3 million purchase price of the property.

Also in June 1997, the Trust purchased the Stacy Road land, 163 acres of undeveloped land in Allen, Texas, for $2.5 million. The Trust paid $800,000 in cash and obtained new mortgage financing of $1.7 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. The Trust paid a real estate brokerage commission of $96,000 to Carmel Realty and an acquisition fee of $25,000 to BCM based on the $2.5 million purchase price of the land.

NOTE 5.  NOTES PAYABLE

In March 1997, the Trust obtained mortgage financing secured by the previously unencumbered AMOCO Building, an office building in New Orleans, Louisiana and by ten mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million, in the amount of $4.0 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $35,989 and matures in March 1999. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $40,000 based on the $4.0 million mortgage. As discussed in NOTE 3. "MORTGAGE NOTES RECEIVABLE," one of the mortgage notes receivable, with a principal balance of $134,000, was paid in full in June 1997. Such payment was remitted to the lender as a paydown of mortgage debt.

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

In May 1997, the Trust modified and extended the mortgage secured by the Rio Pinar Shopping Center in Orlando, Florida. In conjunction with the modification, the Trust made a principal reduction payment of $500,000. The modified and extended mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $49,465 and has an extended maturity of March 1999. $1.0 million of the extended loan amount is recourse to the Trust.

In June 1997, the Trust refinanced the mortgage debt secured by the Northgate Distribution Center in Marietta, Georgia in the amount of $4.7 million. The Trust received net cash of $1.4 million after the payoff

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  NOTES PAYABLE (Continued)

of $3.0 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.82% per annum, requires monthly payments of principal and interest of $38,947 and matures in July 2007. The Trust paid BCM a mortgage brokerage and equity financing fee of $47,000 based on the new $4.7 million mortgage.

Also in June 1997, the Trust refinanced the mortgage debt secured by the Edgewood Apartments in Lansing, Illinois in the amount of $9.4 million. The Trust received net cash of $858,000 after the payoff of $8.0 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 7.96% per annum, requires monthly payments of principal and interest of $68,529 and matures in July 2007. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $94,000 on the new $9.4 million mortgage.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 7.  SUBSEQUENT EVENTS

In July 1997, the note receivable secured by the Garden Villas Apartments in Phoenix, Arizona, matured. The borrower did not make the required principal payment at maturity. The note is classified as nonperforming at June 30, 1997. The Trust has instituted foreclosure proceedings and anticipates that it will not incur a loss as the estimated value of the collateral property exceeds the carrying value of the note. This note receivable is pledged as additional security for the AMOCO Building mortgage debt, as discussed in NOTE 5. "NOTES PAYABLE."

Also in July 1997, the Trust purchased Durham Centre, a 207,171 square foot office building in Durham, North Carolina, for $20.5 million. The Trust paid $5.7 million in cash and obtained new mortgage financing of $14.8 million. The mortgage bears interest at 9.8% per annum, requires monthly payments of principal and interest of $132,407 and matures in July 2000. The Trust paid a real estate brokerage commission of $428,000 to Carmel Realty and a $205,000 acquisition fee to BCM based on the $20.5 million purchase price of the property. The loan is recourse to the Trust.

Further in July 1997, the Trust refinanced the mortgage debt secured by the Heritage on the River Apartments in Jacksonville, Florida in the amount of $8.0 million. The Trust received net cash of $1.0 million

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.  SUBSEQUENT EVENTS (Continued)

after the payoff of $6.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $59,400 and matures in August 2007. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $80,000 on the new $8.0 million mortgage.

In August 1997, the Trust purchased the McKinney 140 land, 140 acres of undeveloped land in McKinney, Texas, for $2.6 million. The Trust paid $898,000 in cash and obtained new mortgage financing of $1.7 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only and matures in April 2000. The Trust paid a real estate brokerage commission of $98,000 to Carmel Realty and a $26,000 acquisition fee to BCM based on the $2.6 million purchase price of the property.

                           --------------------------


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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $2.8 million at June 30, 1997, compared with $3.0 million at December 31, 1996. The principal reasons for the decrease in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $4.3 million in the first six months of 1996 to $10.8 million in the first six months of 1997. Of this net increase, $2.8 million is the result of the Trust acquiring fourteen additional income producing properties

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

during 1996 and 1997. The remainder of the increase is due to increased rental and occupancy rates and lower operating expenses at the Trust's apartment complexes and commercial properties. These increases are partially offset by the sale of two office buildings in 1997 and five apartment complexes in 1996. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in the last six months of 1996 and first six months of 1997.

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

In March 1997, the Trust obtained mortgage financing, in the amount of $4.0 million, secured by the previously unencumbered AMOCO Building, an office building in New Orleans, Louisiana, and by ten mortgage notes receivable with a combined principal balance, at the time, of $2.8 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing. In June 1997, one of the mortgage notes receivable, with a principal balance of $134,000, was paid in full. Such payment was remitted to the lender as a paydown on the mortgage debt.

In April 1997, the Trust sold Tollhill West, a 159,546 square foot office building in Dallas, Texas, for $14.8 million in cash. The Trust received net cash of $9.8 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the sale.

Also in April 1997, the Trust purchased the OPUBCO land, 156 acres of undeveloped land in Collin County, Texas, for $3.0 million. In conjunction with the purchase, the Trust obtained mortgage financing secured by the land and by two other parcels of previously unencumbered land in the amount of $4.2 million. The Trust received net cash of $1.3 million.

Further in April 1997, the Trust refinanced the mortgage debt secured by the Willo-Wick Apartments in Pensacola, Florida in the amount of $3.3 million. The Trust received net cash of $311,000 after the payoff of $2.8 million in existing mortgage debt and the payment of various closing costs associated with the refinancing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In May 1997, the Trust sold the 2626 Cole Building, a 119,632 square foot office building in Dallas, Texas. The property was sold for $11.0 million in cash. The Trust received net cash of $4.2 million after the payoff of $6.5 million in existing mortgage debt and the payment of various closing costs associated with the sale.

Also in May 1997, the Trust purchased the Trails at Windfern Apartments, a 240 unit apartment complex in Houston, Texas, for $4.2 million. The Trust paid $769,000 in cash, assumed the existing mortgage of $3.2 million and the seller provided purchase money financing of an additional $150,000.

In June 1997, the Trust purchased the Bay Plaza Office Center, a 75,780 square foot office building in Tampa, Florida, for $4.3 million. The Trust paid $1.2 million in cash, assumed the existing mortgage of $2.1 million with the seller providing purchase money financing of an additional $1.0 million.

Also in June 1997, the Trust purchased the Stacy Road land, 163 acres of undeveloped land in Allen, Texas, for $2.5 million. The Trust paid $800,000 in cash and obtained new mortgage financing of $1.7 million.

Also in June 1997, the Trust obtained financing in the amount of $1.4 million secured by the mortgage note receivable secured by the Cypress Creek Office Building in Fort Lauderdale, Florida.

Further in June 1997, the Trust refinanced the mortgage debt secured by the Northgate Distribution Center in Marietta, Georgia in the amount of $4.7 million. The Trust received net cash of $1.4 million after the payoff of $3.0 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing.

Also in June 1997, the Trust refinanced the mortgage debt secured by the Edgewood Apartments in Lansing, Illinois in the amount of $9.4 million. The Trust received net cash of $858,000 after the payoff of $8.0 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest, of which 19,371 shares remain to be purchased as of June 30, 1997. Through June 30, 1997, the Trust had repurchased 1,445,629 of its shares at a total cost to the Trust of $7.7 million, none of which were purchased in the first six months of 1997.

In the first six months of 1997, the Trust paid quarterly distributions of $.26 per share or a total of $1.0 million.

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

Results of Operations

For the three and six months ended June 30, 1997, the Trust had net income of $5.2 million and $4.8 million, including second quarter gains on sale of real estate of $6.8 million, compared to net income of $4.5 million and $5.9 million for the three and six months ended June 30, 1996, which included gains on sale of real estate and an extraordinary gain totaling $5.4 million and $6.5 million, respectively. Fluctuations in these and other components of the Trust's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents increased from $11.1 million and $21.8 million for the three and six months ended June 30, 1996 to $13.1 million and $26.2 million for the three and six months ended June 30, 1997. Of these increases, $2.5 million and $5.5 million is attributable to the acquisition of four apartment complexes and eight commercial properties in 1996 and an additional $894,000 and $1.3 million is attributable to the acquisition of two apartment complexes and two commercial properties in 1997. The remainder of the increases are due to increased rental and occupancy rates at the Trust's apartment complexes and commercial properties. These increases are partially offset by a decrease of $1.4 million and $2.8 million due to the sale of five apartment complexes in 1996 and two commercial properties in the second quarter of 1997 and a decrease of $462,000 and $918,000 due to the loss of a property to foreclosure in 1996. Rents are expected to continue to increase due to a full year of revenue from properties acquired in 1996 and 1997.

Interest income was $302,000 and $553,000 for the three and six months ended June 30, 1996 compared to $194,000 and $466,000 for the three and six months ended June 30, 1997. These decreases are due to decreases of $25,000 and $77,000 in short-term investment income, decreases of $30,000 and $57,000 due to interest no longer being recognized on a note receivable and decreases of $19,000 and $27,000 due to the payoff of a note receivable. The decreases are partially offset by increases due to a new loan funded in 1996 and to the receipt of an interest payment on

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

a note receivable on which the Trust only recognizes interest income as cash is received. Interest income in the remaining six months of 1997 is expected to be slightly lower than that of the first six months.

Property operating expenses increased from $6.7 million and $12.9 million for the three and six months ended June 30, 1996 to $7.4 million and $15.1 million for the three and six months ended June 30, 1997. Of these increases, $1.6 million and $3.4 million is due to the acquisition of four apartment complexes and eight commercial properties in 1996 and an additional $383,000 and $600,000 is due to the acquisition of two apartment complexes and two commercial properties in 1997. These increases are partially offset by a decrease of $606,000 and $1.4 million due to the sale of five apartment complexes in 1996 and two commercial properties in the second quarter of 1997 and a decrease of $268,000 and $559,000 due to the loss of a property to foreclosure in 1996. Property operating expenses are expected to continue to increase due to a full year of operations from properties acquired in 1996 and 1997.

Interest expense increased from $3.1 million and $6.1 million for the three and six months ended June 30, 1996 to $4.4 million and $7.9 million for the three and six months ended June 30, 1997. Of this increase, $1.2 million and $2.5 million is due to interest expense recorded on mortgages secured by ten properties, encumbered by debt, acquired in 1996 and six properties, encumbered by debt, acquired in 1997. An additional $461,000 and $631,000 is due to interest expense recorded on borrowings in 1996 and 1997, secured by mortgages on a previously unencumbered commercial property in 1997, two previously unencumbered apartment complexes and two previously unencumbered commercial properties in 1996 and the refinancing of three existing mortgages in 1997 and seven existing mortgages in 1996 where the loan balance was increased. These increases are partially offset by a decrease of $354,000 and $699,000 due to the sale of three apartment complexes encumbered by debt in 1996 and two commercial properties in the second quarter of 1997 and a decrease of $165,000 and $330,000 due to the loss of a property to foreclosure in 1996. Interest expense is expected to increase in the remaining six months of 1997, as a result of a full year of interest expense on properties acquired or refinanced in 1996 and the properties acquired or refinanced in the first six months of 1997.

Depreciation expense increased from $1.2 million and $2.3 million for the three and six months ended June 30, 1996 to $1.4 million and $3.0 million for the three and six months ended June 30, 1997. These increases are due to the acquisition of four apartment complexes and eight commercial properties in 1996 and two apartment complexes and two commercial properties in 1997, partially offset by the sales of two commercial properties in 1997 and five apartment complexes in 1996. Depreciation is expected to increase during the remaining six months of 1997, as a result of a full year of depreciation on the properties acquired in 1996 and the properties acquired in the first six months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Advisory fee to affiliate increased from $469,000 and $851,000 for the three and six months ended June 30, 1996 to $560,000 and $1.0 million for the three and six months ended June 30, 1997. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the acquisition of thirteen properties in 1996 and seven properties in 1997 partially offset by the sale of two commercial properties in 1997 and five apartment complexes in 1996. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

A net income fee of $386,000 was recorded by the Trust for the three and six months ended June 30, 1997 as a result of the gains totaling $6.8 million from the sale of two commercial properties as discussed below. No such fee was recorded by the Trust in 1996.

General and administrative expenses increased from $590,000 and $939,000 for the three and six months ended June 30, 1996 to $817,000 and $1.4 million for the three and six months ended June 30, 1997. These increases are primarily attributable to an increase in legal fees, directors and officers insurance premiums and Advisor cost reimbursements.

The Trust's equity in earnings of partnerships was a loss of $219,000 for the three months ended June 30, 1996 and income of $176,000 for the six months ended June 30, 1996 as compared to income of $26,000 and $73,000 in the three and six months ended June 30, 1997. Included in equity earnings of partnerships for the six months ended June 30, 1996 is a $370,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon, L.P. ("Indcon"), a joint venture partnership, on the sale of 27 of its industrial warehouses. Excluding such gain, the Trust's equity in earnings of partnerships would have been a loss of $194,000 for the six months ended June 30, 1996. This increase in equity in earnings of partnerships is primarily due to improved performance by the remaining five properties. Equity in earnings of partnerships is expected to be minimal for the remainder of 1997.

For the three and six months ended June 30, 1997, the Trust recognized gains on the sale of real estate of $5.4 million on the sale of Tollhill West Office Building in April 1997 and $1.4 million on the sale of 2626 Cole Office Building in May 1997. For the three and six months ended June 30, 1996, the Trust recognized gains on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996 and $5.4 million on the sale of Sunset Towers Apartments in May 1996. See NOTE 4. "REAL ESTATE."

In the six months ended June 30, 1996, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement from a fire loss on one of Indcon's industrial warehouses. No such gains were recognized in 1997.

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

                         -----------------------------


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

Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intended to assert that certain actions taken by the Board of Trustees breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Modification, effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Trust's Board of Trustees. On May 2, 1997, a hearing was held for the Court to consider approval of the Olive Amendment. As a result of the hearing, the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provides for the addition of four new unaffiliated members to the Trust's Board of Trustees and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Trust, IORI, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Olive Amendment, all shares of the Trust owned by Gene E. Phillips or any of his affiliates shall be voted at all shareholders' meetings held until April 28, 1999 in favor of all new Board members added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Trust owned by Gene E.

Phillips or his affiliates in excess of forty percent (40%) of the Trust's outstanding shares shall be voted pro rata to the votes cast by all non-affiliated shareholders of the Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Trust held its annual meeting of shareholders on May 8, 1997, at which meeting the Trust's shareholders were asked to consider and vote upon (i) the election of Trustees of the Trust and (ii) the renewal of the Trust's advisory agreement with Basic Capital Management, Inc. ("BCM").

At such meeting the Trust's shareholders elected the following individuals as Trustees of the Trust:

                                           Shares Voting
                                     --------------------------
                                                      Withheld
       Trustee                          For           Authority
       -------                       ---------       -----------
       Ted P. Stokely                3,307,557          67,045
       Edward L. Tixier              3,248,736          67,866
       Martin L. Whit                3,251,650          64,952
       Edward G. Zampa               3,251,949          64,653

Also at such meeting the Trust's shareholders approved the renewal of the Trust's advisory agreement with BCM until the next annual meeting of the Trust's shareholders with 3,109,970 votes for the proposal, 62,255 votes against the proposal and 79,607 votes abstaining.

ITEM 5.    OTHER INFORMATION

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting the Trust's shareholders will vote on this proposal. Approval requires the vote of a majority of the Trust's outstanding shares of beneficial interest. As of August 1, 1997 the Trust's advisor and its affiliates held shares representing approximately 59.0% of the Trust's outstanding shares. Under the Olive Amendment (see Part II, ITEM 1. "LEGAL PROCEEDINGS") the Trust's advisor and its affiliates have discretionary authority to vote their shares on this matter, up to 40% of the Trust's shares outstanding. Any shares owned in excess of 40% of the Trust's outstanding shares, must be voted pro rata with the votes cast by all nonaffiliated shareholders of the Trust.

Also, pursuant to the Olive Amendment, the proposal will not be presented to the Trust's shareholders until the four new unaffiliated Board members have been seated and the Board reapproves the proposal.

ITEM 5.    OTHER INFORMATION

Accordingly, a date for the special meeting of the Trust's shareholders to vote on the incorporation proposal has not been set.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit
Number                             Description
-----                              -----------

 27.0    Financial Data Schedule


(b) Reports on Form 8-K as follows:

    A Current Report on Form 8-K, dated June 24, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Jefferson Office Building, the Lost Timbers Apartments, The Trails at Windfern Apartments, the Bay Plaza Office Center, the OPUBCO Land, the Watters Road Land and the Stacy Road land.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:     August 8, 1997          By:    /s/ Randall M. Paulson
     ------------------------        -----------------------------------
                                     Randall M. Paulson
                                     President





Date:     August 8, 1997          By:    /s/ Thomas A. Holland
     ------------------------        -----------------------------------
                                     Thomas A. Holland
                                     Executive Vice President and
                                     Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                     For the Six Months Ended June 30, 1997





Exhibit                                                                 Page
Number                         Description                             Number
-------     ---------------------------------------------------        ------
 27.0       Financial Data Schedule.                                     25