Form 10-Q
period 1997-09-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1997-11-05
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997



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

                                 (214) 692-4700
             ------------------------------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Shares of Beneficial Interest,
        no par value                                       4,025,970
------------------------------               -----------------------------------
          (Class)                              (Outstanding at October 31, 1997)

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,        December 31,
                                                                     1997                 1996
                                                                --------------       --------------
                                                                         (dollars in thousands)
                          Assets
                          ------

Notes and interest receivable
  Performing.........................................           $        4,457       $        6,268
  Nonperforming, nonaccruing.........................                    1,626                2,287
                                                                --------------       --------------
                                                                         6,083                8,555

Less - allowance for estimated losses................                   (1,481)              (1,481)
                                                                --------------       --------------
                                                                         4,602                7,074

Foreclosed real estate held for sale, net of
  accumulated depreciation ($725 in 1997 and
  1996)..............................................                    5,738                5,738

Real estate held for sale, net of accumulated
  depreciation ($137 in 1997)........................                    8,982                  --

Real estate held for investment, net of accumulated
  depreciation ($19,317 in 1997 and $16,713 in 1996)                   247,182              214,460
Investment in marketable equity securities of
  affiliates, at market..............................                   12,202                6,192
Investments in partnerships..........................                    2,084                2,293
Cash and cash equivalents............................                      918                2,961
Other assets (including $283 in 1997 and $650 in
  1996 from affiliates)..............................                   14,890               11,292
                                                                --------------       --------------

                                                                $      296,598       $      250,010
                                                                ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued

                                                                              September 30,        December 31,
                                                                                   1997                 1996
                                                                             --------------       --------------
                                                                                   (dollars in thousands)
      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable..........................                         $      199,245       $      160,554
Other liabilities (including $1,360 in 1997 and
  $1,318 in 1996)...................................                                 10,192               10,273
                                                                             --------------       --------------
                                                                                    209,437              170,827
Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
  authorized shares, unlimited; issued and out-
  standing, 4,025,982 shares in 1997 and 4,026,376
  shares in 1996....................................                                  8,068                8,068
Paid-in capital.....................................                                257,159              257,159
Accumulated distributions in excess of accumulated
  earnings..........................................                               (188,963)            (190,931)
Net unrealized gains on marketable equity
  securities of affiliates..........................                                 10,897                4,887
                                                                             --------------       --------------
                                                                                     87,161               79,183
                                                                             --------------       --------------
                                                                             $      296,598       $      250,010
                                                                             ==============       ==============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three Months                     For the Nine Months
                                                  Ended September 30,                      Ended September 30,
                                          ----------------------------------      ---------------------------------
                                               1997                1996                1997                1996
                                          --------------      --------------      ---------------     -------------
                                                                (dollars in thousands, except per share)
Revenue
 Rentals.....................             $       14,425      $       11,435      $        40,630     $      33,205
 Interest....................                        263                 268                  729               821
                                          --------------      --------------      ---------------     -------------
                                                  14,688              11,703               41,359            34,026


Expenses
 Property operations.........                      8,445               7,188               23,576            20,091
 Interest....................                      4,350               3,254               12,245             9,317
 Depreciation................                      1,586               1,271                4,563             3,565
 Provision for losses........                         --                (884)                  --              (884)
 Advisory fee to affiliate...                        548                 449                1,552             1,300
 Net income fee to affiliate.                        (99)                 --                  287                --
 General and administrative..                        817                 461                2,219             1,400
                                          --------------      --------------      ---------------     -------------
                                                  15,647              11,739               44,442            34,789
                                          --------------      --------------      ---------------     -------------


(Loss) from operations.......                       (959)                (36)              (3,083)             (763)

Equity in income (loss) of
 partnerships................                        (17)                 21                   56               197
Gain (loss) on sale of real
 estate......................                       (245)              3,598                6,565             9,397
                                          --------------      --------------      ---------------     -------------

Income (loss) before
 extraordinary gain..........                     (1,221)              3,583                3,538             8,831
Extraordinary gain...........                         --                 149                   --               812
                                          --------------      --------------      ---------------     -------------

Net income (loss)............             $       (1,221)     $        3,732      $         3,538     $       9,643
                                          ==============      ==============      ===============     =============



Earnings per share
 Income (loss) before extra-
 ordinary gain...............             $         (.30)     $          .86      $           .88     $        2.08
 Extraordinary gain..........                         --                 .04                   --               .20
                                          --------------      --------------      ---------------     -------------
 Net income (loss)...........             $         (.30)     $          .90      $           .88     $        2.28
                                          ==============      ==============      ===============     =============


Weighted average shares of
 beneficial interest used in
 computing earnings per share                  4,025,985           4,184,086            4,026,061         4,243,754
                                          ==============      ==============      ===============     =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Accumulated     Unrealized
                                         Shares of                         Distributions    Gains on
                                    Beneficial Interest                      in Excess of   Marketable
                                  ----------------------      Paid-in       Accumulated      Equity     Shareholders'
                                    Shares       Amount       Capital         Earnings      Securities     Equity
                                  ---------     --------     ----------    --------------   ----------  -------------
                                                   (dollars in thousands, except per share)
Balance, January 1,
  1997....................        4,026,376     $  8,068     $  257,159     $  (190,931)    $  4,887     $ 79,183

Fractional shares.........             (394)          --             --              --           --           --

Distributions ($.39
  per share)..............               --           --             --          (1,570)          --       (1,570)

Unrealized gains on
  marketable equity
  securities..............               --           --             --              --        6,010        6,010

Net income................               --           --             --           3,538           --        3,538
                                  ---------     --------     ----------     -----------     --------     --------
Balance, September 30,
  1997....................        4,025,982     $  8,068     $  257,159     $  (188,963)    $ 10,897     $ 87,161
                                  =========     ========     ==========     ===========     ========     ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For the Nine Months
                                                               Ended September 30,
                                                          -----------------------------
                                                             1997               1996
                                                          ----------       ------------
                                                             (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected...................................       $   40,397       $     32,925
 Interest collected................................              784                462
 Interest paid.....................................          (11,343)            (8,270)
 Payments for property operations..................          (21,533)           (18,666)
 General and administrative expenses paid..........           (2,640)            (1,282)
 Advisory and net income fee paid to affiliate.....           (2,986)            (1,300)
 Distributions from partnerships' operating cash
     flow..........................................              228                844
 Other.............................................           (1,462)             2,581
                                                          ----------       ------------

     Net cash provided by operating activities.....            1,445              7,294


Cash Flows from Investing Activities
 Acquisition of real estate........................          (19,579)           (18,996)
 Real estate improvements..........................           (3,759)              (667)
 Funding of capital improvement escrow.............               --             (1,500)
 Proceeds from sale of real estate.................           14,388             14,673
 Funding of notes receivable.......................              (73)            (1,870)
 Collections on notes receivable...................            2,339              1,117
 Distributions from partnerships' investing
     activities....................................               36             10,720
 Deferred financing costs..........................             (525)            (1,961)
                                                          ----------       ------------

     Net cash provided by (used in) investing
       activities..................................           (7,173)             1,516


Cash Flows from Financing Activities
 Distributions to shareholders.....................           (1,570)            (3,241)
 Proceeds from notes payable.......................           28,105             28,427
 Payments on notes payable.........................          (22,850)           (21,943)
 Repurchase of shares of beneficial interest.......               --             (1,902)
                                                          ----------       ------------

     Net cash provided by financing activities.....            3,685              1,341
                                                          ----------       ------------

Net increase (decrease) in cash and cash
 equivalents.......................................           (2,043)            10,151

Cash and cash equivalents, beginning of period.....            2,961              6,386
                                                          ----------       ------------

Cash and cash equivalents, end of period...........       $      918       $     16,537
                                                          ==========       ============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                -------------------------------
                                                                                   1997                 1996
                                                                                -----------          ----------
                                                                                    (dollars in thousands)
Reconciliation of net income to net cash
 provided by operating activities
Net income.........................................                          $        3,538       $        9,643
 Adjustments to reconcile net income to
     net cash provided by operating activities
 Depreciation.....................................                                    4,563                3,565
 Provision for losses.............................                                      -                   (884)
 Gain on sale of real estate......................                                   (6,565)              (9,397)
 Extraordinary gain...............................                                      -                   (812)
 (Increase) decrease in interest receivable.......                                      208                  (44)
 (Increase)/decrease in other assets..............                                     (495)               4,801
 Increase in other liabilities....................                                       24                  299
 (Decrease) in interest payable...................                                      -                   (524)
 Distributions from partnerships' operating cash
     flow...........................................                                    228                  844
 Equity in (income) of partnerships...............                                      (56)                (197)
                                                                             --------------       --------------

     Net cash provided by operating activities......                         $        1,445       $        7,294
                                                                             ==============       ==============



Noncash investing and financing activities

 Notes payable from acquisition of real estate....                           $        8,056       $        3,200

 Unrealized gain on marketable equity securities..                                    6,010                1,927

 Note receivable from sale of real estate.........                                       --                  750





The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").

NOTE 2.  INVESTMENTS IN PARTNERSHIPS

The Trust's investments in equity method partnerships consisted of the following at September 30, 1997:

    Sacramento Nine ("SAC 9").............                $    163
    Indcon, L.P. ("Indcon")...............                   1,921
                                                          --------
                                                          $  2,084
                                                          ========

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

In August 1997, Indcon sold one of its industrial warehouse properties for $60,000 in cash, of which the Trust's equity share was $36,000. Indcon recognized a loss of $82,000 on the sale, of which the Trust's equity share was $49,000.

The Trust has entered into a contract to acquire the 40% of Indcon that it does not already own for $1.6 million in cash.


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2.  INVESTMENTS IN PARTNERSHIPS (Continued)

Set forth below is summarized results of operations for the equity method partnerships for the nine months ended September 30, 1997:

     Rents...................................       $  1,363
     Depreciation............................           (357)
     Property operations.....................           (390)
     Interest expense........................           (291)
     Loss on sale of real estate.............            (82)
                                                    --------
     Net income..............................       $    243
                                                    ========

NOTE 3.  MORTGAGE NOTES RECEIVABLE

One of the Trust's notes receivable, with a principal balance of $1.4 million, matured in November 1995. In February 1997, the Trust received a payment of $470,000 from the borrower, $305,000 being applied against accrued but unpaid interest and $165,000 applied to reduce the principal balance of the note. In September 1997, the Trust received $1.4 million in full payment of principal and all accrued but unpaid interest.

As more fully discussed in NOTE 5. "NOTES PAYABLE," ten of the Company's mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million were pledged as additional collateral on a $4.0 million loan, primarily secured by the AMOCO Building. In June and August 1997, two of the mortgage notes receivable, with a combined principal balance of $291,000, were paid in full. Such payments were applied to reduce the mortgage note payable.

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

In July 1997, the note receivable secured by the Garden Villas Apartments in Phoenix, Arizona, matured. The borrower did not make the required principal payment at maturity. The note is classified as nonperforming at September 30, 1997. The Trust has instituted foreclosure proceedings and anticipates that it will not incur a loss as the estimated value of the collateral property exceeds the carrying value of the note. This note receivable is pledged as additional security for the AMOCO Building mortgage debt, as discussed above and in NOTE
5. "NOTES PAYABLE."

NOTE 4.  REAL ESTATE

In January 1997, the Trust purchased the Madison at Bear Creek Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  REAL ESTATE (Continued)

million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million. The mortgage bears interest at a variable rate, currently 9.29% per annum, adjusted semi-annually, requires monthly payments of principal and interest of $22,704, also adjusted semi-annually and matures in June 1999. The Trust paid a real estate brokerage commission of $125,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of BCM, the Trust's advisor, and an acquisition fee of $35,000 to BCM based on the $3.5 million purchase price of the property.

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

In April 1997, the Trust sold Tollhill West, a 159,546 square foot office building in Dallas, Texas, for $14.8 million in cash. The Trust received net cash of $9.0 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid Carmel Realty a real estate brokerage commission of $244,000 based on the $14.8 million sales price of the property. The Trust recognized a gain on the sale of $5.4 million.

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

In May 1997, the Trust sold the 2626 Cole Building, a 119,632 square foot office building in Dallas, Texas, for $11.0 million in cash. The Trust received net cash of $4.2 million after the payoff of $6.5 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid Carmel Realty a real estate

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  REAL ESTATE (Continued)

brokerage commission of $280,000 based on the $11.0 million sales price of the property. The Trust recognized a gain on the sale of $1.4 million.

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

In June 1997, the Trust purchased the Bay Plaza Office Center, a 75,780 square foot office building in Tampa, Florida, for $4.3 million. The Trust paid $1.2 million in cash, assumed the existing mortgage of $2.1 million with the seller providing purchase money financing of an additional $1.0 million. The $2.1 million mortgage bears interest at 8.3% per annum, requires monthly payments of principal and interest of $23,354 and matures in June 2009. The $1.0 million purchase money financing bears interest at 8.3% per annum, requires monthly payments of principal and interest of $9,731 and matures in June 2002. The Trust paid a real estate brokerage commission of $148,000 to Carmel Realty and an acquisition fee of $43,000 to BCM based on the $4.3 million purchase price of the property.

Also in June 1997, the Trust purchased the Stacy Road land, 163 acres of undeveloped land in Allen, Texas, for $2.5 million. The Trust paid $800,000 in cash and obtained new mortgage financing of $1.7 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only of $14,000 and matures in April 2000. The Trust paid a real estate brokerage commission of $96,000 to Carmel Realty and an acquisition fee of $25,000 to BCM based on the $2.5 million purchase price of the land.

In July 1997, the Trust purchased Durham Centre, a 207,171 square foot office building in Durham, North Carolina, for $20.5 million. The Trust paid $5.7 million in cash and obtained new mortgage financing of $14.8 million. The mortgage bears interest at 9.8% per annum, requires monthly payments of principal and interest of $132,407 and matures in July 2000. The loan is recourse to the Trust. The Trust paid a real estate brokerage commission of $428,000 to Carmel Realty and an acquisition fee of $205,000 to BCM based on the $20.5 million purchase price of the property.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  REAL ESTATE (Continued)

In August 1997, the Trust purchased the McKinney 140 land, 140 acres of undeveloped land in McKinney, Texas, for $2.6 million. The Trust paid $898,000 in cash and obtained new mortgage financing of $1.7 million. The mortgage bears interest at 9.5% per annum, requires monthly payments of interest only of $14,000 and matures in April 2000. The Trust paid a real estate brokerage commission of $98,000 to Carmel Realty and a $26,000 acquisition fee to BCM based on the $2.6 million purchase price of the property.

Also in August 1997, the Trust sold Builders Square Shopping Center in St. Paul, Minnesota, for $2.4 million in cash. The Trust received net cash of $1.5 million after the payoff of $873,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate brokerage commission of $92,000 to Carmel Realty based on the $2.4 million sales price of the property. The Trust recognized a loss of $245,000 on the sale.

Further in August 1997, the Trust purchased the Eagle Rock Apartments, a 99 unit apartment complex in Los Angeles, California, for $4.4 million. The Trust paid $1.1 million in cash with the seller providing purchase money financing for the remaining $3.3 million of the purchase price. The mortgage bears interest at 10.5% per annum, requires monthly payments of interest only and matures in February 1998. The Trust paid a real estate brokerage commission of $51,000 to Carmel Realty and an acquisition fee of $44,000 to BCM based on the $4.4 million purchase price of the property.

NOTE 5.  NOTES PAYABLE

In March 1997, the Trust obtained mortgage financing in the amount of $4.0 million secured by the previously unencumbered AMOCO Building, an office building in New Orleans, Louisiana, and by ten mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $35,989 and matures in March 1999. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $40,000 based on the $4.0 million mortgage. As discussed in NOTE 3. "MORTGAGE NOTES RECEIVABLE," two of the mortgage notes receivable, with a combined principal balance of $291,000, were paid in full in June and August 1997. Such payments were remitted to the lender as a paydown of mortgage debt.

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

In May 1997, the Trust modified and extended the mortgage secured by the Rio Pinar Shopping Center in Orlando, Florida. In conjunction with the modification, the Trust made a principal reduction payment of $500,000. The modified and extended mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $49,465 and has an extended maturity of March 1999. $1.0 million of the mortgage is recourse to the Trust.

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

In July 1997, the Trust refinanced the mortgage debt secured by the Heritage on the River Apartments in Jacksonville, Florida in the amount of $8.0 million. The Trust received net cash of $1.0 million after the payoff of $6.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $59,400 and matures in August 2007. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $80,000 on the new $8.0 million mortgage.

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

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.  SUBSEQUENT EVENTS

At September 30, 1997, the Northpoint Central Office Building in Houston, Texas was under a firm contract for sale and was accordingly reclassified from real estate held for investment to real estate held for sale. In October 1997, the Trust completed the sale for $11.0 million in cash. The Trust received net cash of $4.7 million after the payoff of $5.8 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate brokerage commission of $285,000 to Carmel Realty based on the $11.0 million sales price of the property. The Trust will recognize a gain on the sale of approximately $1.4 million.

In October 1997, the Trust purchased the Westgrove Air Plaza, a 78,326 square foot combination aircraft hangar and office building in Addison, Texas, for $2.4 million. The Trust paid $1.2 million in cash and the seller provided purchase money financing for the remaining $1.2 million of the purchase price. The purchase money financing bears interest at a variable rate, currently 10.5%% per annum, requires monthly payments of interest only, currently $10,000 and matures in April 1998. The Trust paid a real estate brokerage commission of $91,000 to Carmel Realty and a $24,000 acquisition fee to BCM based on the $2.4 million purchase price of the property.

Also in October 1997, the Trust purchased the Cypresstree Apartments, a 168 unit apartment complex in Houston, Texas, for $3.2 million. The Trust paid $550,000 in cash and the seller provided purchase money financing for the remaining $2.6 million of the purchase price. The purchase money financing bears interest at 10.0% per annum, requires monthly payments of interest only of $21,667 and matures in December 1998. The Trust paid a real estate brokerage commission of $114,500 to Carmel Realty and a $31,500 acquisition fee to BCM based on the $3.2 million purchase price of the property.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $918,000 at September 30, 1997, compared with $3.0 million at December 31, 1996. The principal reasons for the decrease in cash are discussed in the paragraphs below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs, including, but not limited to, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $14.3 million in the first nine months of 1996 to $18.9 million in the first nine months of 1997. This net increase of $4.6 million is the result of the Trust acquiring eighteen additional income producing properties during 1996 and 1997. The increase due to increased rental and occupancy rates and lower operating expenses at the Trust's apartment complexes and commercial properties was offset by the sale of two office buildings and one shopping center in 1997 and five apartment complexes in 1996. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in the last three months of 1996 and first nine months of 1997.

In January 1997, the Trust purchased the Madison at Bear Creek Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5 million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million.

In February 1997, the Trust purchased the Watters Road land, 103 acres of undeveloped land on State Highway 121 in Collin County, Texas, for $1.7 million in cash.

Also in February 1997, the Trust purchased the Jefferson Building, a 71,877 square foot office building in Washington, D.C., for $13.2 million. The Trust paid $4.1 million in cash and obtained new mortgage financing of $9.1 million.

In March 1997, the Trust obtained mortgage financing, in the amount of $4.0 million, secured by the previously unencumbered AMOCO Building, an office building in New Orleans, Louisiana, and by ten mortgage notes receivable with a combined principal balance, at the time, of $2.8 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing. In June and August 1997, two of the mortgage notes receivables, with a combined principal balance of $291,000, were paid in full. Such payments were remitted to the lender as a paydown on the mortgage debt.

In April 1997, the Trust sold Tollhill West, a 159,546 square foot office building in Dallas, Texas, for $14.8 million in cash. The Trust

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

received net cash of $9.0 million after the payoff of $5.0 million in existing mortgage debt and the payment of various closing costs associated with the sale.

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

Also in July 1997, the Trust refinanced the mortgage debt secured by the Heritage on the River Apartments in Jacksonville, Florida in the amount of $8.0 million. The Trust received net cash of $1.0 million after the payoff of $6.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the refinancing.

In August 1997, the Trust sold Builders Square Shopping Center in St. Paul, Minnesota, for $2.4 million in cash. The Trust received $1.5 million after the payoff of $873,000 in existing mortgage debt and the payment of various closing costs associated with the sale.

Also in August 1997, the Trust purchased the Eagle Rock Apartments, a 99 unit apartment complex in Los Angeles, California, for $4.4 million. The Trust paid $1.1 million in cash with the seller providing purchase money financing of $3.3 million.

In September 1997, the Trust received payment in full of a mortgage note receivable with a principal balance of $1.3 million.

In October 1997, the Trust sold Northpoint Central Office Building in Houston, Texas, for $11.0 million. The Trust received net cash of $4.7 million after the payoff of $5.8 million in existing mortgage debt and the payment of various closing costs associated with the sale.

Also in October 1997, the Trust purchased the Westgrove Air Plaza, a 78,326 square foot combination aircraft hangar and office building in Addison, Texas, for $2.4 million. The Trust paid $1.2 million in cash and the seller provided purchase money financing of $1.2 million.

The Trust has entered into a contract to acquire the 40% of Indcon, L.P. ("Indcon"), a joint venture partnership, that it does not already own for $1.6 million in cash.

The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest, of which 19,371 shares remain to be purchased as of September 30, 1997. Through September 30, 1997, the Trust had repurchased 1,445,629 of its shares at a total cost to the Trust of $7.7 million, none of which were purchased in the first nine months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In the first nine months of 1997, the Trust paid quarterly distributions of $.39 per share or a total of $1.6 million.

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

Results of Operations

For the nine months ended September 30, 1997, the Trust had net income of $3.5 million, including second quarter gains on sale of real estate of $6.8 million, compared to net income of $9.6 million for the nine months ended September 30, 1996, which included gains on sale of real estate and extraordinary gains totaling $10.2 million. For the three months ended September 30, 1997, the Trust had a net loss of $1.2 million including a $245,000 loss on sale of real estate, compared to net income of $3.7 million for the three months ended September 30, 1996, which included gains on sale of real estate and extraordinary gains totaling $3.7 million. Fluctuations in these and other components of the Trust's revenues and expenses between the 1996 and 1997 periods are discussed below.

Rents increased from $11.4 million and $33.2 million for the three and nine months ended September 30, 1996 to $14.4 million and $40.6 million for the three and nine months ended September 30, 1997. Of these increases, $1.5 million and $7.4 million is attributable to the acquisition of four apartment complexes and eight commercial properties in 1996 and an additional $2.1 million and $3.4 million is attributable to the acquisition of three apartment complexes and three commercial properties in 1997. The remainder of the increases are due to increased rental and occupancy rates at the Trust's apartment complexes and commercial properties. These increases are partially offset by decreases of $675,000 and $3.4 million due to the sale of five apartment complexes in 1996 and three commercial properties in 1997 and a further decrease of $461,000 and $1.4 million is due to the loss of a property to foreclosure in 1996. Rents are expected to continue to increase due to the properties acquired in 1996 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income was $268,000 and $821,000 for the three and nine months ended September 30, 1996 compared to $263,000 and $729,000 for the three and nine months ended September 30, 1997. These decreases are due to decreases of $81,000 and $146,000 in short-term investment income and decreases of $8,000 and $35,000 due to the payoff of a note receivable. The decreases are partially offset by a new loan funded in 1996 and to the payoff in September 1997 of a note receivable on which the Trust only recognized interest income as cash was received. Interest income in the remaining three months of 1997 is expected to decrease due to the loan payoffs.

Property operating expenses increased from $7.2 million and $20.1 million for the three and nine months ended September 30, 1996 to $8.4 million and $23.6 million for the three and nine months ended September 30, 1997. Of these increases, $920,000 and $4.6 million is due to the acquisition of four apartment complexes and eight commercial properties in 1996 and an additional $976,000 and $1.6 million is due to the acquisition of three apartment complexes and three commercial properties in 1997. These increases are partially offset by decreases of $457,000 and $2.1 million due to the sale of five apartment complexes in 1996 and three commercial properties in 1997 and a further decrease of $249,000 and $808,000 due to the loss of a property to foreclosure in 1996. Property operating expenses are expected to continue to increase due to the properties acquired in 1996 and 1997.

Interest expense increased from $3.3 million and $9.3 million for the three and nine months ended September 30, 1996 to $4.4 million and $12.2 million for the three and nine months ended September 30, 1997. Of these increases, $1.3 million and $3.5 million is due to interest expense recorded on mortgages secured by ten properties, encumbered by debt, acquired in 1996 and nine properties, encumbered by debt, acquired in 1997. An additional $21,000 and $645,000 is due to interest expense recorded on borrowings in 1996 and 1997, secured by mortgages on a previously unencumbered commercial property and by a note receivable in 1997, two previously unencumbered apartment complexes and two previously unencumbered commercial properties in 1996 and the refinancing of four existing mortgages in 1997 and seven existing mortgages in 1996 where the loan balance was increased. These increases are partially offset by decreases of $178,000 and $885,000 due to the sale of three apartment complexes encumbered by debt in 1996 and three commercial properties in 1997 and a further decrease of $165,000 and $495,000 due to the loss of a property to foreclosure in 1996. Interest expense is expected to increase in the remainder of 1997, as a result of properties acquired or refinanced in 1996 and properties acquired or refinanced in 1997.

Depreciation expense increased from $1.3 million and $3.6 million for the three and nine months ended September 30, 1996 to $1.6 million and $4.6 million for the three and nine months ended September 30, 1997. These increases are due to the acquisition of four apartment complexes and eight commercial properties in 1996 and three apartment complexes and three commercial properties in 1997, partially offset by the sales

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

of three commercial properties in 1997 and five apartment complexes in 1996. Depreciation is expected to increase during the remainder of 1997, as a result of the properties acquired in 1996 and the properties acquired in the first nine months of 1997.

A negative provision for losses of $884,000 was recognized in the three and nine months ended September 30, 1996. Such negative provision represents accrued interest recorded on a mortgage between February 1995, the date the Trust stopped making payments on the mortgage, and September 1996 when the property was transferred to the lender.

Advisory fee to affiliate increased from $449,000 and $1.3 million for the three and nine months ended September 30, 1996 to $548,000 and $1.6 million for the three and nine months ended September 30, 1997. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of the acquisition of thirteen properties in 1996 and ten properties in 1997 partially offset by the sale of three commercial properties in 1997 and five apartment complexes in 1996. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

A net income fee of $(99,000) and $287,000 was recorded by the Trust for the three and nine months ended September 30, 1997 as a result of the gains totaling $6.8 million from the sale of two commercial properties as discussed below. No such fee was recorded by the Trust in 1996.

General and administrative expenses increased from $461,000 and $1.4 million for the three and nine months ended September 30, 1996 to $817,000 and $2.2 million for the three and nine months ended September 30, 1997. These increases are primarily attributable to an increase in legal and professional fees, directors and officers insurance premiums and Advisor cost reimbursements.

The Trust's equity in earnings of partnerships was $21,000 and $197,000 for the three and nine months ended September 30, 1996 as compared to a loss of $17,000 and income of $56,000 in the three and nine months ended September 30, 1997. Included in equity earnings of partnerships for the three and nine months ended September 30, 1997 is a $49,000 loss on sale of real estate, the Trust's equity share of the loss recognized by Indcon on the sale of one of its industrial warehouses. Included in equity earnings of partnerships for the nine months ended September 30, 1996 is a $370,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon, on the sale of 27 of its industrial warehouses. Excluding such gain, the Trust's equity in earnings of partnerships would have been a loss of $173,000 and income of $105,000 for the nine months ended September 30, 1996 and 1997. This increase in equity in earnings of partnerships is primarily due to improved performance by the remaining joint venture partnerships' properties. Equity in earnings of partnerships is expected to be minimal for the remainder of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

A loss of $245,000 was recognized in the three months ended September 30, 1997 on the sale of Builders Square Shopping Center. See NOTE 4. "REAL ESTATE."
For the nine months ended September 30, 1997, the Trust recognized gains on the sale of real estate of $5.4 million on the sale of Tollhill West Office Building in April 1997 and $1.4 million on the sale of 2626 Cole Office Building in May 1997. For the three and nine months ended September 30, 1996, the Trust recognized gains on the sale of real estate of $378,000 on the sale of Rivertree Apartments in February 1996, $5.4 million on the sale of Sunset Towers Apartments in May 1996 and $3.6 million on the sale of Southgate Apartments in August 1996. See NOTE 4. "REAL ESTATE."

In the three months ended September 30, 1996, the Trust recognized an extraordinary gain of $149,000 representing an insurance settlement at the Rivertree Apartments which the Trust had sold in February 1996. In the nine months ended September 30, 1996, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement from a fire loss of one of Indcon's industrial warehouses. No such gains were recognized in 1997.

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

                           --------------------------

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

ITEM 5.  OTHER INFORMATION

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting the Trust's shareholders will vote on this proposal. Approval requires the vote of a majority of the Trust's outstanding shares of beneficial interest. As of October 31, 1997 the Trust's advisor and its affiliates held shares representing approximately 54.4% of the Trust's outstanding shares. Under the Olive Amendment (see Part II, ITEM 1. "LEGAL PROCEEDINGS") the Trust's advisor and its affiliates have discretionary authority to vote their shares on this matter, up to 40% of the Trust's shares outstanding. Any shares owned in excess of 40% of the Trust's outstanding shares, must be voted pro rata with the votes cast by all nonaffiliated shareholders of the Trust.

Also, pursuant to the Olive Amendment, the proposal will not be presented to the Trust's shareholders until the four new unaffiliated Board members have been seated and the Board reapproves the proposal.

Accordingly, a date for the special meeting of the Trust's shareholders to vote on the incorporation proposal has not been set.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number             Description

 27.0          Financial Data Schedule

(b) Reports on Form 8-K as follows:

    A Current Report on Form 8-K, dated July 18, 1997, was filed with respect to Item 2. "Acquisition and Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the Durham Centre Office Building and the McKinney 140 land.

    A Current Report on Form 8-K, dated August 18, 1997, was filed with respect to Item 2. "Acquisition and Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of Eagle Rock Apartments.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CONTINENTAL MORTGAGE AND EQUITY TRUST





Date:    November  5, 1997            By: /s/ Randall M. Paulson
     -------------------------           -----------------------------------
                                         Randall M. Paulson
                                         President





Date:    November  5, 1997            By: /s/ Thomas A. Holland
     -------------------------           -----------------------------------
                                         Thomas A. Holland
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months Ended September 30, 1997



Exhibit                                                                Page
Number                    Description                                 Number
-------     -----------------------------------------                 ------
 27.0       Financial Data Schedule.                                  27