Form 10-K405
period 1997-12-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1998-03-20
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997


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

Indicate by check mark whether the Registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 6, 1998, the Registrant had 4,021,447 shares of beneficial interest outstanding. Of the total shares outstanding, 1,813,513 were held by other than those who may be deemed to be affiliates, for an aggregate value of $29,016,000 based on the last trade as reported on The Nasdaq Stock Market on March 6, 1998. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.


                      Documents Incorporated by Reference:

                                      NONE

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K



                                                                      Page
                                                                      ----

                                     PART I

Item 1. Business ................................................      3

Item 2. Properties ..............................................      7

Item 3. Legal Proceedings .......................................     24

Item 4. Submission of Matters to a Vote of Security Holders .....     25


                                     PART II


Item 5. Market for Registrant's Shares of Beneficial
           Interest and Related Shareholder Matters .............     25

Item 6. Selected Financial Data .................................     27

Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................     28

Item 8. Financial Statements and Supplementary Data .............     37

Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ..................     74


                                    PART III

Item 10. Trustees, Executive Officers and Advisor of the
           Registrant ...........................................     74

Item 11. Executive Compensation .................................     84

Item 12. Security Ownership of Certain Beneficial Owners
           and Management .......................................     85

Item 13. Certain Relationships and Related Transactions .........     86


                                     PART IV

Item 14. Exhibits, Consolidated Financial Statements,
           Schedules and Reports on Form 8-K ....................     90

Signature Page ..................................................     92

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

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Trust's current Board of Trustees and was unanimously approved by such Board members. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting, the Trust's shareholders will vote on this proposal. Approval requires the vote of a majority of the Trust's shareholders holding a majority of the Trust's outstanding shares of beneficial interest. As of March 6, 1998, the Trust's advisor and its affiliates held shares representing approximately 54.9% of the Trust's outstanding shares. A date for the special meeting of the Trust's shareholders to vote on the incorporation proposal has not been set.

The Trust's real estate portfolio at December 31, 1997 consisted of 59 properties held for investment, seven properties held for sale, primarily obtained through foreclosure, and one equity method real estate partnership (owning two office buildings). Sixteen of the properties held for investment were purchased in 1997. The Trust's mortgage notes receivable portfolio at December 31, 1997 consisted of 11 mortgage loans. The Trust's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

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

The Trust's business is not seasonal. The Trust has determined to continue to pursue a balanced investment policy, seeking both current income and capital appreciation. With respect to new investments, the Trust's plan of operation is to continue to make equity investments in real estate and to continue its program of investing in capital improvements and emphasizing high maintenance standards with respect to its existing real estate portfolio. The Trust has determined that it will no longer actively seek to fund or purchase mortgage loans. It may, however, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. The Trust does intend to service and may either hold for investment or sell any or all of the mortgage notes currently in its portfolio. The Trust also intends to pursue its rights vigorously with respect to mortgage notes that are in default.

The type of future real estate investments made by the Trust will depend upon the availability of suitable real estate investment opportunities. In general, the Trust intends to be an aggressive and opportunistic investor. In 1998, the Trust's investment strategy will be to continue the strategy begun in 1996 of balancing its portfolio of apartments with new leveraged investments in commercial properties (office buildings, industrial warehouses or shopping centers) in the Southeast and Southwest, where a majority of the Trust's properties are located and where the Trust's management believes there remains a potential for sustained appreciation. The Trust will also continue its emphasis on property sales to take advantage of stabilized real estate markets by selling properties that have reached their potential. The Trust will also be an opportunistic seller of properties in markets that have become over heated, i.e. an abundance of buyers. Further, to obtain additional funds for investment and to lock in current favorable interest rates, mortgage financing will be sought on the Trust's unencumbered properties held for investment, consisting of an apartment complex and two office buildings, as well as refinancing of properties which are currently encumbered by mortgage debt that matures in the next two years or where there is an interest rate advantage to the Trust.

The Trust's Board of Trustees currently intends to continue its policy of prohibiting the Trust from incurring aggregate secured and unsecured indebtedness in excess of 300% of the Trust's net asset value (defined as the book value of all assets of the Trust minus all of its liabilities); however, the Board of Trustees may alter such policy at any time.

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

BCM has been providing advisory services to the Trust since March 28, 1989. Renewal of BCM's advisory agreement with the Trust was approved at the annual meeting of the Trust's shareholders held on May 8, 1997. BCM also serves as advisor to Income Opportunity Realty Investors, Inc., ("IORI"), and Transcontinental Realty Investors, Inc. ("TCI"). The Trustees of the Trust are also directors of IORI and TCI and the officers of the Trust are also officers of IORI and TCI. Mr. Phillips is a general partner of Syntek Asset Management, L.P. ("SAMLP"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Mr. Phillips served as a director and Chairman of the Board of ART until November 16, 1992. Randall M. Paulson, President of the Trust, also serves as the President of BCM, IORI and TCI, Executive Vice President of ART and President and sole director of Syntek Asset Management, Inc. ("SAMI"), which is the managing general partner of SAMLP. The officers of the Trust are also officers of ART and SAMI. As of March 6, 1998 ART and BCM owned approximately 40.6% and 14.3%, respectively, of the Trust's outstanding shares of beneficial interest and BCM and the Trust owned approximately 39.0% and 6.1%, respectively, of ART's outstanding shares of common stock.

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. as discussed in ITEM
10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT - The Advisor."

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

To the extent that the Trust seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Trust's properties are located as well as by aggressive buyers attempting to penetrate or dominate a particular market.

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

Certain Factors Associated with Real Estate and Related Investments

The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of the Trust's management or Advisor. Also, the illiquidity of real estate investments may impair the ability of the Trust to respond promptly to changing circumstances. The Trust's management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate and mortgage notes receivable portfolios. However, to the extent property acquisitions are concentrated in any particular geographic region or property type, the advantages of diversification may be mitigated.

ITEM 2.  PROPERTIES

The Trust's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of the Trust's management, the Trust's offices are suitable and adequate for its present operations.

Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1997, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

The Trust's real estate portfolio consists of properties held for investment, properties held for sale, which were primarily acquired through foreclosure of the collateral securing mortgage notes receivable, and an investment in a partnership. The Trust holds a fee simple title to all of the properties in its real estate portfolio. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the Trust's properties held for investment, properties held for sale and its partnership investment.

The Trust's real estate is geographically diversified. At December 31, 1997, the Trust held investments in apartments and/or commercial properties in each geographic region of the continental United States. However, the Trust's apartments and commercial properties are concentrated in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1997, the Trust held mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States with a concentration in the Southeast and Southwest regions, as shown more specifically in the table under "Mortgage Loans" below.

At December 31, 1997, none of the Trust's properties, its partnership investment or a mortgage note receivable exceeded 10% of the Trust's total assets. At December 31, 1997, 84% of the Trust's assets consisted of properties held for investment, 4% consisted of properties held for sale, less than 1% consisted of an investment in a partnership and 1% consisted of mortgage notes and interest receivable. The remaining 10% of the Trust's assets were cash, cash equivalents, marketable equity securities and other assets. The percentage of the Trust's assets invested in any one category is subject to change and no assurance can be given that the composition of the Trust's assets in the future will approximate the percentages listed above.

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

         Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Trust has one commercial property in this region.

         Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Trust has 6 apartments and 9 commercial properties in this region.

         Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Trust has 21 apartments and 11 commercial properties in this region.

         Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. The Trust has 2 apartments in this region.

         Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. The Trust has 3 apartments and 2 commercial properties in this region.

         Pacific region comprised of the states of California, Oregon and Washington. The Trust has 2 apartments in this region.

Excluded from the above are nine parcels of unimproved land, as described below.


Real Estate

At December 31, 1997, 90% of the Trust's assets were invested in real estate. The Trust invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Trust's real estate portfolio consists of properties held for investment, properties held for sale, which were primarily obtained through foreclosure of the collateral securing mortgage notes receivable, an investment in a partnership and investments in the equity securities of real estate entities.

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

As of December 31, 1997, the Trust did not have any properties on which significant capital improvements were in process. However, in February 1998, the Trust began construction of a 66,321 square foot industrial warehouse on its 5700 Tulane property.

In the opinion of the Trust's management, the properties owned by the Trust are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than unimproved land as described below) at December 31, 1997.


                                                       Commercial
     Region                       Apartments           Properties
    --------                      ----------           ----------
Northeast ...................         --%                 2.4%
Southeast ...................       18.6                 39.1
Southwest ...................       59.4                 50.4
Midwest .....................       12.4                   --
Mountain ....................        5.1                  8.1
Pacific .....................        4.5                   --
                                   -----                -----
                                   100.0%               100.0%

The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the Trust's investment in each region. The Trust also owns nine parcels of unimproved land, two parcels of 5 acres and 3.8 acres in the Southeast region and seven parcels of 163 acres, 140 acres, 156 acres, 103 acres, 128 acres, 236 acres, and 4.9 acres in the Southwest region. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Trust's real estate portfolio.

A summary of the activity in the Trust's owned real estate portfolio during 1997 is as follows:

Owned properties in real estate portfolio
   at January 1, 1997 ...................               54
Properties purchased ....................               16
Properties sold .........................               (4)
                                                     -----
Owned properties in real estate portfolio
   at December 31, 1997 .................               66
                                                     =====

Properties Held for Investment. Set forth below are the Trust's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1997, 1996 and 1995:

                                                                                Rent Per
                                                                               Square Foot                     Occupancy %
                                                     Units/            --------------------------      --------------------------
    Property                Location             Square Footage         1997      1996      1995        1997      1996      1995
-----------------        --------------          ---------------       ------    ------    ------      ------    ------     -----
Apartments
4242 Cedar Springs       Dallas, TX                   76 units/
                                                  60,600 sq. ft.       $   .79   $  .75    $  .72         98        96       95
Applecreek               Dallas, TX                  216 units/
                                                 225,952 sq. ft.           .53      .52       .50         92        90       90
Camelot                  Largo, FL                   120 units/
                                                 141,024 sq. ft.           .50      .48       .48         98        94       93
Country Crossing         Tampa, FL                   227 units/
                                                 199,952 sq. ft.           .53      .51       .51         91        93       91
Cypresstree              Houston, TX                 168 units/
                                                 133,104 sq. ft.           .57      *         *           83        *        *
Eagle Rock               Los Angeles, CA              99 units/
                                                  68,614 sq. ft.           .93      *         *           92        *        *
El Chapparal             San Antonio, TX             190 units/
                                                 174,220 sq. ft.           .64      .64       .63         95        89       92
Fairways                 Longview, TX                152 units/
                                                 134,176 sq. ft.           .51      .51       .50         91        91       90
Forest Ridge             Denton, TX                   56 units/
                                                  65,480 sq. ft.           .61      .59       .57         90        98       95
Fountain Lake            Texas City, TX              166 units/
                                                 161,220 sq. ft.           .53      .52       .52         95        90       90
Glenwood                 Addison, TX                 168 units/
                                                 134,432 sq. ft.           .70      .66       *           97        96       *
Grove Park               Plano, TX                   188 units/
                                                 143,556 sq. ft.           .69      .65       *           93        95       *
Heritage on the          Jacksonville, FL            301 units/
 River                                           289,490 sq. ft.           .60      .58       .55         92        92       94
In the Pines             Gainesville, FL             242 units/
                                                 294,860 sq. ft.           .50      .48       .48         97        92       98
Madison at               Houston, TX                 180 units/
 Bear Creek                                      138,448 sq. ft.           .58      *         *           90        *        *
McCallum Crossing        Dallas, TX                  322 units/
                                                 172,796 sq. ft.           .88      .84       .81         96        98       98
McCallum Glen            Dallas, TX                  275 units/
                                                 159,850 sq. ft.           .83      .80       .76         96        97       95
Oak Park IV              Clute, TX                   108 units/
                                                  78,708 sq. ft.           .50      .49       .50         94        79       73
Oak Run                  Pasadena, TX                160 units/
                                                 128,016 sq. ft.           .69      .68       *           92        96       *
Park at Colonnade        San Antonio, TX             211 units/
                                                 188,000 sq. ft.           .53      .52       *           91        96       *
Park Lane                Dallas, TX                   97 units/
                                                  87,260 sq. ft.           .58      .55       .53         91        93       92

Real Estate (Continued)


                                                                                Rent Per
                                                                               Square Foot                     Occupancy %
                                                     Units/            --------------------------      --------------------------
    Property                Location             Square Footage         1997      1996      1995        1997      1996      1995
-----------------        --------------          ---------------       ------    ------    ------      ------    ------     -----
Apartments - Continued
Parkwood Knoll           San Bernardino, CA          178 units/
                                                 149,802 sq. ft.       $   .65   $  .64    $  .62         96        95       98
Pierce Tower             Denver, CO                   57 units/
                                                  45,120 sq. ft.          1.01      .93       .91         97        97       97
Quail Oaks               Balch Springs, TX           131 units/
                                                  72,848 sq. ft.           .65      .63       .58         95        99       99
Somerset                 Texas City, TX              200 units/
                                                 163,368 sq. ft.           .60      .59       .60         92        89       91
Stone Oak                San Antonio, TX             252 units/
                                                 187,686 sq. ft.           .60      .60       .58         92        88       93
Sunset Lake              Waukegan, IL                414 units/
                                                 302,640 sq. ft.           .80      .79       .76         90        88       95
Trails at Windfern       Houston, TX                 240 units/
                                                 173,376 sq. ft.           .61      *         *           95        *        *
Willow Creek             El Paso, TX                 112 units/
                                                 103,140 sq. ft.           .47      .47       .52         93        87       80
Willo-Wick Gardens       Pensacola, FL               152 units/
                                                 153,360 sq. ft.           .52      .51       .46         89        96       66
Willow Wick              North Augusta, SC           104 units/
                                                  94,128 sq. ft.           .50      .50       .47         98        93       99
Woodbridge               Westminster, CO             194 units/
                                                 104,500 sq. ft.           .88      .83       .82         96        97       97
Office Buildings
3400 Carlisle            Dallas, TX               74,000 sq. ft.         13.42    10.50       *           95        98       *
Amoco                    New Orleans, LA         378,244 sq. ft.         12.25     9.93       *           66        33       *
Bay Plaza                Tampa, FL                75,780 sq. ft.         12.30      *         *           95        *        *
Durham Centre            Durham, NC              207,171 sq. ft.         15.33      *         *           88        *        *
Hampton Court            Dallas, TX              104,001 sq. ft.         15.18    12.80       *           79        92       *
Jefferson                Washington, DC           71,877 sq. ft.         27.71      *         *           87         *       *
NASA Office Park         Clear Lake, TX           78,159 sq. ft.         10.27    10.46     10.00         76        64       55
Westgrove Air
 Plaza                   Addison, TX              78,326 sq. ft.          7.33      *         *           67        *        *
Windsor Plaza            Windcrest, TX            80,522 sq. ft.         13.32    11.38     10.22         58        84       87

Industrial Warehouses
4050 Getwell             Memphis, TN             112,382 sq. ft.          2.18     1.92      2.06        100        37       67
5360 Tulane              Atlanta, GA              30,000 sq. ft.          2.45     2.19      2.26        100        32       32
Brookfield Corporate
 Center                  Chantilly, VA            63,504 sq. ft.          6.26     6.19      6.00        100       100       85
Central Storage          Dallas, TX              216,035 sq. ft.          1.48      .99       *          100       100       *
Kelly Warehouses         Dallas, TX              330,334 sq. ft.          2.96     2.43      2.20         95        93       88
McLeod Commerce
 Center                  Orlando, FL             110,914 sq. ft.          6.69     6.38      6.09         96        80       83
Northgate
 Distribution            Marietta, GA            208,386 sq. ft.          4.02     3.91      3.82        100       100       89
Shady Trail              Dallas, TX               42,900 sq. ft.          3.18     2.25       *           66         0       *
Space Center             San Antonio, TX         101,500 sq. ft.          2.04     1.93      2.12         72        77      100
Sullyfield
 Commerce Center         Chantilly, VA           243,813 sq. ft.          5.96     5.23      5.17         96        90       84

Shopping Centers
Promenade                Highland Ranch, CO      133,558 sq. ft.          9.56     9.35       *           96        80       *
Rio Pinar                Orlando, FL             113,638 sq. ft.          8.54     8.33      8.26         91        88       89

    Property                Location                  Acres
    --------                --------                  -----
Land
5700 Tulane              Atlanta, GA                 3.8   Acres
McKinney 140             McKinney, TX                140   Acres
OPUBCO                   Collin County, TX           156   Acres
Stacy Road               Allen, TX                   163   Acres
State Highway 121        Collin County, TX           236   Acres
Watters Road             Collin County, TX           103   Acres

* Property was purchased in 1997 or 1996.

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In January 1997, the Trust purchased the Madison at Bear Creek Apartments, a 180 unit apartment complex in Houston, Texas, for $3.5 million. The Trust paid $800,000 in cash and assumed the existing mortgage of $2.7 million. The mortgage bears interest at a variable rate, currently 9.6875% per annum, adjusted semi-annually, requires monthly payments of principal and interest of $22,704, also adjusted annually, and matures in June 1999. The Trust paid a real estate brokerage commission of $125,000 to Carmel Realty and a $35,000 acquisition fee to BCM based on the $3.5 million purchase price of the property.

In February 1997, the Trust purchased the Watters Road land, 103 acres of undeveloped land on State Highway 121 in Collin County, Texas, for $1.7 million in cash. The Trust paid a real estate brokerage commission of $68,000 to Carmel Realty and a $17,000 acquisition fee to BCM based on the $1.7 million purchase price of the property.

Also in February 1997, the Trust purchased the Jefferson Building, a 71,877 square foot office building in Washington, D.C., for $13.2 million. The Trust paid $4.1 million in cash and obtained new mortgage financing of $9.1 million. The mortgage bears interest at a variable rate, currently 8.5% per annum, requires monthly payments of interest only and matures in March 1999. The Trust paid a real estate brokerage commission of $319,000 to Carmel Realty and a $132,000 acquisition fee to BCM based on the $13.2 million purchase price of the property.

In March 1997, the Trust obtained mortgage financing in the amount of $4.0 million secured by the previously unencumbered AMOCO Office Building, in New Orleans, Louisiana and by ten mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing. The mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $35,989 and matures in March 1999. The Trust may borrow up to an additional $2.5 million for completion of tenant improvements or upon reaching certain income and occupancy levels of the property. The

Trust paid BCM a mortgage brokerage and equity refinancing fee of $40,000 based on the $4.0 million mortgage. As discussed below, under "Mortgage Loans," three of the mortgage notes receivable pledged as additional collateral on the AMOCO mortgage, with a combined principal balance of $1.3 million, were paid in full in June, August and November 1997. Such payments were remitted to the lender as a paydown of the AMOCO mortgage. As discussed below, in March 1998, the loan was refinanced and the collateral mortgage notes receivable were released.

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

Also in April 1997, the Trust refinanced the mortgage debt secured by the Willo-Wick Apartments in Pensacola, Florida in the amount of $3.3 million. The Trust received net cash of $311,000 after the payoff of $2.8 million in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.13% per annum, requires monthly payments of principal and interest of $27,988 and matures in May 2007. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $33,000 based on the new $3.3 million mortgage.

In May 1997, the Trust purchased the Trails at Windfern, a 240 unit apartment complex in Houston, Texas, for $4.2 million. The Trust paid $769,000 in cash, assumed the existing mortgage of $3.2 million with the seller providing purchase money financing of an additional $150,000. The $3.2 million mortgage bears interest at a variable rate, currently 9.0% per annum, adjusted annually, requires monthly payments of principal and interest of $26,674 and matures in January 1999. The $150,000 purchase money financing bears interest at 8.0% per annum, requires monthly payments of interest only and matures in May 2000. The Trust paid a real estate brokerage commission of $144,000 to Carmel Realty and an acquisition fee of $42,000 to BCM based on the $4.2 million purchase price of the property.

Also in May 1997, the Trust modified and extended the mortgage secured by the Rio Pinar Shopping Center in Orlando, Florida. In conjunction with the modification, the Trust made a principal reduction payment of $500,000. The modified and extended mortgage bears interest at 9.0% per annum, requires monthly payments of principal and interest of $49,465 and has an extended maturity of March 1999. $1.0 million of the mortgage is recourse to the Trust.

In June 1997, the Trust purchased Bay Plaza, a 75,780 square foot office building in Tampa, Florida, for $4.3 million. The Trust paid $1.2 million in cash, assumed the existing mortgage of $2.1 million with the seller providing purchase money financing of an additional $1.0 million. The $2.1 million mortgage bears interest at 8.3% per annum, requires monthly payments of principal and interest of $23,354 and matures in June 2009. The $1.0 million purchase money financing bears interest at 8.3% per annum, requires monthly payments of principal and interest of $9,731 and matures in June 2002. The Trust paid a real estate brokerage commission of $148,000 to Carmel Realty and an acquisition fee of $43,000 to BCM based on the $4.3 million purchase price of the property.

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

Further in June 1997, the Trust refinanced the mortgage debt secured by the Edgewood Apartments in Lansing, Illinois in the amount of $9.4 million. The Trust received net cash of $858,000 after the payoff of $8.0 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.96% per annum, requires monthly payments of principal and interest of $68,529 and matures in July 2007. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $94,000 based on the new $9.4 million mortgage.

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

Also in July 1997, the Trust refinanced the mortgage debt secured by the Heritage on the River Apartments in Jacksonville, Florida in the amount of $8.0 million. The Trust received net cash of $1.0 million after the payoff of $6.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $59,400 and matures in August 2007. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $80,000 based on the new $8.0 million mortgage.

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

Also in August 1997, the Trust purchased the Eagle Rock Apartments, a 99 unit apartment complex in Los Angeles, California, for $4.4 million. The Trust paid $1.1 million in cash with the seller providing purchase money financing of $3.3 million. The purchase money financing bears interest at 10.5% per annum, requires monthly payments of interest only and matures in August 1998. The Trust paid a real estate brokerage commission of $51,000 to Carmel Realty and an acquisition fee of $44,000 to BCM based on the $4.4 million purchase price of the property.

In October 1997, the Trust purchased the Westgrove Air Plaza, a 78,326 square foot combination aircraft hangar and office building in Addison, Texas, for $2.4 million. The Trust paid $1.2 million in cash with the seller providing $1.2 million of purchase money financing. The purchase money financing bears interest at a variable rate, currently 10.5% per annum, requires monthly payments of interest only and matures in April 1998. The Trust paid a real estate brokerage commission of $91,000 to Carmel Realty and a $24,000 acquisition fee to BCM based on the $2.4 million purchase price of the property.

Also in October 1997, the Trust purchased the Cypresstree Apartments, a 168 unit apartment complex in Houston, Texas, for $3.2 million. The Trust paid $550,000 in cash with the seller providing $2.6 million of purchase money financing. The purchase money financing bears interest at 10.0% per annum, requires monthly payments of interest only and matures in December 1998. The Trust paid a real estate brokerage commission of $114,500 to Carmel Realty and a $32,000 acquisition fee to BCM based on the $3.2 million purchase price of the property.

The Trust and National Income Realty Trust ("NIRT") were, until October 1997, the partners in a joint venture partnership in which the Trust had a 60% partnership interest. At December 31, 1996, the partnership owned 5 industrial warehouses. In August 1997, the partnership sold one of the industrial warehouses for $60,000 in cash, of which the Trust's equity share was $36,000. The partnership recognized a loss of $82,000 on the sale, of which the Trust's equity share was $49,000.

In October 1997, the Trust purchased NIRT's 40% interest in the partnership for $1.6 million in cash. In conjunction with the purchase, the Trust obtained mortgage financing of $1.8 million secured by three previously unencumbered partnership properties. The Trust received net cash of $45,000 after the payment of various closing costs associated with the purchase and financing. The mortgage bears interest at a variable rate, currently 9.5% per annum, requires monthly payments of principal and interest of $16,295 and matures in October 1998.

In December 1997, the Trust refinanced the mortgage debt secured by the Grove Park Apartments in Plano, Texas in the amount of $4.8 million. The Trust received net cash of $1.3 million after the payoff of $3.2 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.32% per annum, requires monthly payments of principal and interest of $32,600 and matures in January 2008. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $48,000 based on the new $4.8 million mortgage.

Also in December 1997, the Trust refinanced the mortgage debt secured by the Park at Colonnade Apartments in San Antonio, Texas in the amount of $4.2 million. The Trust received net cash of $502,000 after the payoff of $3.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.32% per annum, requires monthly payments of principal and interest of $28,900 and matures in January 2008. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $42,000 based on the new $4.2 million mortgage.

In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after the payoff of $5.4 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.42% per annum, requires monthly payments of principal and interest of $56,502 and matures in January 2008. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $77,000 based on the new $7.7 million mortgage.

Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of undeveloped land in Collin County, Texas, for $2.1 million in cash. The Trust paid a real estate brokerage commission of $82,000 to Carmel Realty and a $21,000 acquisition fee to BCM based on the $2.1 million purchase price of the property.

In March 1998, the Trust purchased 1010 Common Street, a 494,579 square foot office building in New Orleans, Louisiana, for $14.5 million. The Trust paid $9.0 million in cash and obtained new mortgage financing of $12.0 million, inclusive of a $3.8 million tenant improvement escrow holdback. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid a real estate brokerage commission of $337,500 to Carmel Realty and an acquisition fee of $145,000 to BCM based on the $14.5 million purchase price of the property.

Also in March 1998, the Trust purchased 225 Baronne Street, a 416,834 square foot office building in New Orleans, Louisiana, for $11.2 million. The Trust paid $2.2 million in cash and obtained new mortgage financing of $9.0 million, inclusive of a $1.6 million tenant improvement escrow holdback. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid a real estate brokerage commission of $288,000 to Carmel Realty and an acquisition fee of $112,000 to BCM based on the $11.2 million purchase price of the property.

Further in March 1998, the Trust refinanced the mortgage debt secured by the AMOCO Building in New Orleans, Louisiana, and by seven mortgage notes receivable in the amount of $16.0 million. The Trust received net cash of $11.9 million after the payoff of $3.8 million in existing mortgage debt, the payment of various closing costs associated with the financing and the funding of a $1.0 million tenant improvement escrow. The new mortgage bears interest at 8.7% per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $160,000 based on the new $16.0 million mortgage.

The mortgage debt secured by the above three New Orleans properties is cross-collateralized. Both BCM and CMET have guaranteed the monthly interest payments. The lender has committed to lend CMET an additional $163.0 million during the next twenty-four months. In exchange for this commitment, the lender may record a second lien mortgage on the New Orleans properties of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to CMET or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans are funded.

Properties Held for Sale. Set forth below are the Trust's properties held for sale, which were primarily obtained through foreclosure, and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1997, 1996 and 1995:

                                                                                 Rent Per
                                                    Units/                      Square Foot                  Occupancy %
                                                    Square            -----------------------------   -----------------------
    Property               Location                 Footage            1997        1996       1995     1997     1996    1995
---------------           ---------------       ---------------       ------      ------     ------   ------   ------  ------
Apartments
----------
Edgewood                  Lansing, IL               353 units/
                                                 320,638 sq. ft       $ .74       $ .72      $ .71      92       91      94
Shadowridge               Rocksprings, WY            64 units/
                                                  52,700 sq. ft         .54         .57        .59      99       87      92
Office Building
---------------
Pinemont                  Houston, TX             19,685 sq. ft.       9.51        9.36       9.82      40       69      80

                                                                                 Rent Per
                                                                                Square Foot                  Occupancy %
                                                Square Footage/       -----------------------------   -----------------------
    Property               Location                 Acres              1997        1996       1995     1997     1996    1995
--------------------     --------------        ---------------        ------      ------     ------   ------   ------  ------
Industrial Warehouse
--------------------
Ogden Industrial         Ogden, UT               107,112 sq. ft.       3.56        2.80       2.76     100      100     100

Land
----
Del Ray Forum            Delray Beach, FL              5   acres
Northwest
 Crossings               Houston, TX                 4.9   acres
Round Mountain           Austin, TX                  128   acres

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

In May 1997, the Trust sold 2626 Cole, a 119,632 square foot office building in Dallas, Texas, for $11.0 million in cash. The Trust received net cash of $4.2 million after the payoff of $6.5 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid Carmel Realty a real estate brokerage commission of $280,000 based on the $11.0 million sales price of the property. The Trust recognized a gain on the sale of $1.4 million.

In August 1997, the Trust sold Builders Square, a 115,492 square foot shopping center in St. Paul, Minnesota, for $2.4 million in cash. The Trust received net cash of $1.5 million after the payoff of $873,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate brokerage commission of $92,000 to Carmel Realty based on the $2.4 million sales price of the property. The Trust recognized a loss of $245,000 on the sale.

In October 1997, the Trust sold Northpoint Central, a 176,043 square foot office building in Houston, Texas, for $11.0 million in cash. The Trust received net cash of $4.7 million after the payoff of $5.8 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate brokerage commission of $285,000 to Carmel Realty based on the $11.0 million sales price of the property. The Trust recognized a gain on the sale of $1.4 million.

In December 1997, the Trust sold .2 acres of the parcel of Northwest Crossing land in Houston, Texas, for $72,000 in cash. The Trust recognized no gain or loss on the sale.

At December 31, 1997, the Edgewood Apartments, a 353 unit apartment complex in Lansing, Illinois, was under contract for sale. In January 1998, the Trust completed the sale for $12.1 million in cash. The Trust received net cash of $2.3 million after the payoff of $9.3 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate brokerage commission of $302,000 to Carmel Realty based on the $12.1 million sales price of the property. The Trust will recognize a gain of approximately $5.0 million on the sale.

The parcels of unimproved land listed above were each obtained through foreclosure. Two were obtained through foreclosure of a mortgage note secured primarily by office buildings. The third and largest, the Round Mountain parcel, was intended to be developed in 1983 when the Trust funded the mortgage loan secured by the land.

The Trust intends to hold these parcels of unimproved land until the market conditions in the areas in which the properties are located improve, at which time the Trust intends to offer the properties for sale.

Partnership Properties. The Trust, in partnership with NIRT, owns Sacramento Nine ("SAC 9") which in turn owns two office buildings. The Trust has a 30% general partner interest in the partnership. The Trust accounts for its investment in the partnership using the equity method. Set forth below are the properties owned by SAC 9 and the average annual rental rate and occupancy thereof at December 31, 1997, 1996 and 1995:

                                                                                 Rent Per
                                                                                Square Foot                  Occupancy %
                                                                      -----------------------------   -----------------------
    Property               Location             Square Footage         1997        1996       1995     1997     1996    1995
-----------------        ------------------     ---------------       ------      ------     ------   ------   ------  ------
Prospect Park #29        Rancho Cordova, CA     40,807 sq. ft.        $16.97      $11.06     $12.30     100      100     100
U.S. Sprint              Rancho Cordova, CA     62,957 sq. ft.         10.68       10.56      10.52     100      100     100

Mortgage Loans

In addition to real estate, a portion of the Trust's assets are invested in mortgage notes receivable, principally secured by income-producing real estate. The Trust expects that the percentage of its assets invested in mortgage loans will continue to decrease, as it is not actively seeking to fund or acquire mortgage loans. It may, however, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. The Trust intends to service and may either hold for investment or sell any or all of the mortgage notes currently in its portfolio. The Trust's mortgage notes receivable consist of first mortgage loans and junior mortgage loans.

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

Types of Properties Subject to Mortgages. The properties securing the Trust's mortgage notes receivable portfolio at December 31, 1997, consisted of office buildings, apartments, a building housing a health club, and single-family residences. To the extent that the Declaration of Trust does not control such matters, the Trust's Board of Trustees may alter the types of properties subject to mortgage loans in which the Trust invests without a vote of the Trust's shareholders. In addition to restricting the types of collateral and priority of mortgage loans in which the Trust may invest, the Declaration of Trust imposes certain restrictions on transactions with related parties, as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

At December 31, 1997, the Trust's mortgage notes receivable portfolio included six mortgage loans with an aggregate outstanding balance of $5.0 million secured by income-producing real estate located in the Southeast, and five mortgage loans with an aggregate outstanding balance of $332,000 secured by single-family residences located in the Southwest region. At December 31, 1997, 1% of the Trust's assets were invested in mortgage notes receivable.

The following table sets forth the percentages (based on the outstanding mortgage note receivable balance), by both property type and geographic region, of the properties that serve as collateral for the Trust's outstanding mortgage notes receivable portfolio at December 31, 1997. The table does not include the mortgage notes secured by single-family residences discussed in the preceding paragraph. See Schedule IV to the Consolidated Financial Statements included at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the Trust's mortgage notes receivable portfolio.

                                                     Commercial
   Region                        Apartments          Properties             Total
------------                     ----------          ----------             ------
Southeast ...................       11.1%                47.6%                58.7%
Southwest ...................         --                 36.4                 36.4
Midwest .....................        4.9                   --                  4.9
                                   -----                -----                -----
                                    16.0%                84.0%               100.0%

A summary of the activity in the Trust's mortgage notes receivable portfolio during 1997 is as follows:

Loans in mortgage notes receivable portfolio
  at January 1, 1997 ................................    16
Loans paid in full ..................................    (5)
                                                         --
Loans in mortgage notes receivable portfolio
  at December 31, 1997 ..............................    11
                                                         ==

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

The following discussion briefly describes the events that affected previously funded first mortgage loans during 1997.

At December 31, 1997, one of the Trust's mortgage notes receivable with a principal balance of $700,000 was in default. The note matured in July 1993. The Trust continues to receive partial interest payments monthly on the note from the borrower. The Trust is evaluating its options with respect to foreclosure of the collateral property and the Trust does not anticipate incurring a loss beyond the established reserve.

One of the Trust's mortgage notes receivable with a principal balance of $1.4 million, matured in November 1995. In February 1997, the Trust received a payment of $470,000 from the borrower, $305,000 being applied against accrued but unpaid interest and $165,000 being applied to reduce the principal balance of the note. In September 1997, the Trust received $1.4 million in full payment of principal and all accrued but unpaid interest.

As discussed above in "Real Estate," ten of the Company's mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million were pledged as additional collateral on a $4.0 million loan, primarily secured by the AMOCO Building. In June, August and November 1997, three of the mortgage notes receivable, with a combined principal balance of $1.3 million, were paid in full. Such payments were remitted to the lender as a paydown of the mortgage debt. In March 1998, the AMOCO loan was refinanced and the collateral loans were released.

In June 1997, the Trust obtained financing in the amount of $1.4 million secured by the mortgage note receivable secured by the Cypress Creek Office Building in Fort Lauderdale, Florida. The financing bears interest at a variable rate, currently 9.0% per annum, requires monthly principal and interest payments of $14,126 and matures in June 2009. The Trust paid a mortgage brokerage and equity refinancing fee of $14,000 to BCM based on the $1.4 million financing.

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

Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Trust's policy is to make wraparound mortgage loans in amounts and on properties as to which it would otherwise make first mortgage loans. At December 31, 1997, the Trust's mortgage notes receivable portfolio contained no wraparound mortgage loans.

Junior Mortgage Loans. The Trust has invested in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Trust's Declaration of Trust restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Trust's assets. At December 31, 1997, less than 1% of the Trust's assets were invested in junior mortgage loans.

Other. In July 1996, the Trust agreed to fund up to $500,000 on a promissory note secured by a contract to purchase land in Frisco, Texas. At December 31, 1996, the Trust had funded the entire $500,000. The note bore interest at 13% per annum and all accrued interest and principal were due at the note's December 31, 1996 maturity date. The note's maturity date was subsequently extended. The note and all accrued but unpaid interest was paid in full in June 1997.

Equity Investments in Real Estate Entities

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common stock of ART through negotiated or open market transactions. The officers of the Trust also serve as officers of ART and BCM. BCM, the Trust's advisor, also serves as advisor to ART. At March 6, 1998, ART owned approximately 40.6% of the Trust's outstanding shares of beneficial interest. At December 31, 1997, the Trust owned 818,088 shares of ART's common stock, approximately 6.1% of ART's common shares outstanding, which the Trust purchased in open market transactions in 1990 and 1991, at a total cost to the Trust of $1.6 million. The ART common stock owned by the Trust is considered to be available for sale and accordingly, is carried at fair value defined as the period end closing market value. At December 31, 1997, the market value of the ART common stock was $11.8 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of common stock of TCI through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI and the officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. At December 31, 1997, the Trust owned 79,500 shares of TCI's common stock, approximately 2.0% of TCI's common shares outstanding, which the Trust purchased in open market transactions in 1990 and 1991 at a total cost of to the Trust of $235,000. The Trust's investment in TCI is considered to be available for sale and is carried at fair value. At December 31, 1997, the market value of the Trust's investment in TCI's common shares was $1.3 million.

ITEM 3.  LEGAL PROCEEDINGS

Olive Litigation

In February 1990, the Trust, together with IORI, NIRT and TCI, three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al., in the United States District Court for the Northern District of California, relating to the operation and management of each of the entities. On April 23, 1990, the Court granted final approval of the terms of a settlement.

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily approved by the Court on July 1, 1994 and final Court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by the various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intended to assert that certain actions taken by the Trust's Board of Trustees breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Olive Modification, effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Trust's Board of Trustees. On May 2, 1997, a hearing was held for the Court to consider approval of the Olive Amendment. As a result of the hearing, the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3, 1997.

The Olive Amendment provides for the addition of four new unaffiliated members to the Trust's Board of Trustees and sets forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Trust, IORI, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Olive Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

Under the Olive Amendment, all shares of the Trust owned by Gene E. Phillips or any of his affiliates shall be voted at all shareholder meetings of the Trust held until April 28, 1999 in favor of all new members of the Trust's Board of Trustees added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Trust owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Trust's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Trust.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Trust's Board of Trustees in January 1998 and Murray Shaw was added to the Trust's Board of Trustees in February 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           --------------------------

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS


The Trust's shares of beneficial interest are traded on The Nasdaq Stock Market ("Nasdaq") using the symbol "CMETs". The following table sets forth the high and low prices as reported by the Nasdaq.

  QUARTER ENDED                                       HIGH           LOW
-----------------                                  ---------      ---------
March 31, 1998
 (through March 6, 1998).......................    $  16 3/4      $  15 1/2

March 31, 1997.................................       15 1/2         11
June 30, 1997..................................       16 1/4         11
September 30, 1997.............................       21 1/4         11 1/2
December 31, 1997..............................       21 1/2         15 1/2

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS (Continued)

  QUARTER ENDED                                       HIGH           LOW
-----------------                                  ----------     ----------
March 31, 1996.................................    $ 10  1/2      $  9  5/8
June 30, 1996..................................      11  3/4         9  5/8
September 30, 1996.............................      11  1/2        10
December 31, 1996..............................      12  1/4        10  1/2

As of March 6, 1998, the closing price of the Trust's shares of beneficial interest on the Nasdaq was $16.00 per share.

As of March 6, 1998, the Trust's shares of beneficial interest were held by 4,873 holders of record.

The Trust paid distributions in 1997 and 1996 as follows:

                                                                                                        Amount
  Date Declared                        Record Date                        Payable Date                 Per Share
-----------------                   -----------------                  ------------------              ---------
February 26, 1997                   March 14, 1997                     March 31, 1997                  $  .13
June 5, 1997                        June 13, 1997                      June 30, 1997                      .13
September 3, 1997                   September 15, 1997                 September 30, 1997                 .13
December 1, 1997                    December 15, 1997                  December 31, 1997                  .13

March 1, 1996                       March 15, 1996                     March 31, 1996                  $  .13
June 3, 1996                        June 14, 1996                      June 28, 1996                      .13
August 23, 1996                     September 3, 1996                  September 9, 1996                  .13
August 23, 1996                     September 3, 1996                  September 9, 1996                  .37*
December 2, 1996                    December 13, 1996                  December 31, 1996                  .13


-------------------
*  Special dividend.

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1997 and in 1996 represented capital gains.

On December 5, 1989, the Trust's Board of Trustees approved a program for the Trust to repurchase its shares of beneficial interest. The Trust's Board of Trustees has authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest pursuant to such program. Through December 31, 1997, the Trust had repurchased 1,450,129 of its shares at a total cost to the Trust of $7.7 million. In 1997, the Trust repurchased 4,500 of its shares.






                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 For the Years Ended December 31,
                                       -----------------------------------------------------------------------------------
                                          1997              1996              1995              1994              1993
                                       -----------       -----------       -----------       -----------       -----------
                                                              (dollars in thousands, except per share)
EARNINGS DATA
Revenues ........................      $    56,475       $    45,363       $    38,309       $    29,741       $    24,288
Expenses ........................           60,647            47,799            39,982            31,803            23,460
                                       -----------       -----------       -----------       -----------       -----------

Income (loss) from
   operations ...................           (4,172)           (2,436)           (1,673)           (2,062)              828

Equity in income (loss)
   of partnerships ..............               99               228               230                98              (213)
Gain on sale of real
   estate and marketable
   equity securities ............            8,249            10,122                --             1,131                --
Extraordinary gain ..............               --               812                --                --                --
                                       -----------       -----------       -----------       -----------       -----------

Net income (loss) ...............      $     4,176       $     8,726       $    (1,443)      $      (833)      $       615
                                       ===========       ===========       ===========       ===========       ===========

EARNINGS PER SHARE DATA
Income (loss) before
   extraordinary gain ...........      $      1.04       $      1.89       $      (.33)      $      (.19)      $       .13
Extraordinary gain ..............               --               .19                --                --                --
                                       -----------       -----------       -----------       -----------       -----------

Net income (loss) ...............      $      1.04       $      2.08       $      (.33)      $      (.19)      $       .13
                                       ===========       ===========       ===========       ===========       ===========

Distributions per share .........      $       .52       $       .89       $       .40       $       .40       $       .33


Weighted average
   shares outstanding ...........        4,025,794         4,199,147         4,377,165         4,379,722         4,521,384

                                                                 December 31,
                                       ----------------------------------------------------------------
                                         1997          1996          1995          1994          1993
                                       --------      --------      --------      --------      --------
                                                   (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
   receivable, net ..............      $  3,629      $  7,074      $  5,351      $  7,117      $ 32,129
Real estate held for
   sale, net
   Foreclosed ...................         5,670         5,738         6,436        19,533        10,486
   Other ........................         5,940            --         1,268            --            --
Real estate held for
   investment, net ..............       250,084       214,460       174,713       124,706        94,440
Investment in partnerships ......           144         2,293        12,970        13,805        14,079
Total assets ....................       299,370       250,010       218,568       182,839       160,462
Notes and interest
   payable ......................       199,712       160,554       135,590        98,252        74,786
Shareholders' equity ............        88,043        79,183        75,985        78,767        81,139

Book value per share ............      $  21.89      $  19.67      $  17.36      $  17.99      $  18.53

The Trust purchased sixteen properties in 1997 for a total of $66.9 million, thirteen properties in 1996 for a total of $67.5 million, seven properties in 1995 for a total of $38.9 million, eight properties in 1994 for a total of $32.7 million and five properties in 1993 for a total of $16.9 million. The Trust sold four properties in 1997 for a total of $39.2 million, six properties in 1996 for a total of $34.2 million and two properties in 1994 for a total of $2.6 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.1 million at December 31, 1997 compared with $3.0 million at December 31, 1996. The principal reasons for this increase in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. The Trust expects that net cash provided by operating activities and from anticipated external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs in 1998, including, but not limited to, the payment of distributions, debt service obligations coming due and property maintenance and improvements, as more fully discussed in the paragraphs below.

The Trust's cash flow from property operations (rents collected less payments for property operating expenses) increased from $15.1 million in 1995 to $19.3 million in 1996 to $23.7 million in 1997. This increase is primarily attributable to cash flow received from 12 income-producing properties purchased in 1996 and 11 income-producing properties purchased in 1997 and to increased occupancy and rental rates at the Trust's apartments and commercial properties and the Trust's control of operating expenses primarily at its apartments. These increases are partially offset by decreases of $154,000 due to the sale of four properties in 1997 and $1.5 million due to the sale of five properties and the loss of a property to foreclosure in 1996. The Trust's management believes that this trend of increasing cash flow from property operations will continue as it benefits from the properties purchased in 1997, and if the economy remains stable or improves.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Interest collected on mortgage notes receivable changed from $588,000 in 1995 to $575,000 in 1996 to $849,000 in 1997. The decrease in 1996 is primarily due to a loan which became nonaccruing in 1996. The increase in 1997 is primarily due to the receipt of unpaid interest on the collection of a matured note receivable. Miscellaneous interest income increased from $466,000 in 1996 to $618,000 in 1997 due to an increase in short-term investments. Interest is expected to decrease as a source of cash to the Trust as the Trust has determined that generally, it will not actively seek to originate new mortgage loans, other than those resulting from the Trust providing purchase money financing in connection with a property sale.

Interest paid on the Trust's notes payable increased from $8.9 million in 1995 to $11.3 million in 1996 to $16.2 million in 1997. These increases are primarily attributable to interest paid on mortgages secured by ten properties purchased encumbered by debt in 1996 and eleven properties purchased encumbered by debt in 1997; three borrowings in 1996 and two borrowings in 1997 secured by mortgages on previously encumbered properties and eleven mortgage notes receivable; and interest paid on new notes resulting from the refinancing of seven properties in 1996 and seven properties in 1997. The Trust believes that interest paid on notes payable will continue to increase as the Trust continues to purchase properties on a leveraged basis and obtain financing on its remaining unencumbered income-producing properties.

The Trust was involved in significant investing activities during 1997. The Trust purchased four apartment complexes, four commercial properties, three industrial warehouses and five parcels of undeveloped land during 1997, for which the Trust paid a total of $70.1 million. The Trust paid $20.6 million in cash, with the remaining $49.5 million being financed through new or assumed mortgage debt. The Trust also made improvements to its properties totaling $5.0 million. The Trust sold four commercial properties during 1997 for $37.1 million. The Trust received $18.9 million in net cash after the payoff of existing mortgage debt and the payment of various closing costs associated with the sales. In addition, the Trust collected $3.4 million on its mortgage notes receivable, primarily from the payoff of four notes totaling $2.8 million, with the remainder being collected from scheduled paydowns on the Trust's other mortgage notes receivable.

During 1997, the Trust received net financing proceeds of $5.2 million from mortgage financing secured by a previously unencumbered office building and eleven mortgage notes receivable. In addition, the Trust refinanced the mortgages secured by five apartment complexes and two commercial properties receiving a total of $7.5 million in net cash proceeds after the payoff of $32.4 million in existing mortgage debt and the payment of various closing costs associated with the financings. Also during 1997, the Trust made scheduled mortgage principal payments totaling $2.4 million.

The Trust has paid quarterly distributions since the first quarter of 1993. In 1996, the Trust paid regular and special distributions to its

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

shareholders of $.89 per share or a total of $3.8 million. In 1997, the Trust paid regular distributions to its shareholders of $.52 per share or a total of $2.1 million.

During the first quarter of 1998, the Trust has continued to be an active investor. The Trust has purchased two office buildings and a parcel of unimproved land, for a total of $27.8 million, the Trust paying $12.5 million in cash with the remainder of the purchase prices financed through mortgage debt. The Trust derived the cash for these acquisitions from its cash on hand at December 31, 1997, the sale of an apartment complex and the refinancing of a shopping center and an office building.

Pursuant to a repurchase program originally announced by the Trust on December 5, 1989, the Trust's Board of Trustees authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest. Through December 31, 1997, the Trust had repurchased 1,450,129 of its shares at a total cost to the Trust of $7.8 million. In 1997, the Trust repurchased 4,500 of its shares.

The Trust's management reviews the carrying values of the Trust's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The Trust's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations

1997 COMPARED TO 1996. For the year 1997, the Trust had net income of $4.2 million, as compared to net income of $8.7 million for the year 1996. The Trust's 1997 net income includes gains on sale of real estate of $8.2 million and it's 1996 net income includes gains on the sale of real estate and marketable equity securities of $10.1 million and an extraordinary gain of $812,000. The primary factors contributing to the decrease in the Trust's net income are discussed in the following paragraphs.

Rents increased from $44.2 million in 1996 to $55.2 million in 1997. Of this increase, $8.3 million is due to the acquisition of four apartment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

complexes and eight commercial properties in 1996 and $6.0 million is due to the acquisition of four apartment complexes and seven commercial properties in 1997. An additional increase of $1.7 million is attributable to generally higher rents and occupancy at the Trust's apartment complexes and commercial properties. These increases are offset in part by a decrease of $3.8 million due to the sale of five apartment complexes in 1996 and four commercial properties in 1997 and a decrease of $1.4 million due to the loss of a commercial property to foreclosure in 1996. Rents are expected to increase in 1998 due to a full year of operations for properties acquired in 1997.

Interest income increased from $1.1 million in 1996 to $1.3 million in 1997. This increase is due to the receipt of unpaid interest on the collection of a matured mortgage note receivable. Interest income is expected to decrease in 1998 due to note maturities, payoffs and notes placed on non-accrual status during 1997. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

Property operating expenses increased from $26.7 million in 1996 to $32.0 million in 1997. An increase of $5.2 million is due to the acquisition of four apartment complexes and eight commercial properties during 1996 and an additional $3.1 million is due to the acquisition of four apartment complexes and seven commercial properties in 1997. The remainder of the increase is primarily due to increased repair and maintenance and personnel expenses incurred in an effort to maintain and increase the Trust's rental and occupancy rates. These increases are partially offset by a decrease of $2.3 million due to the sale of five apartment complexes in 1996 and four commercial properties in 1997 and a decrease of $808,000 is due to the loss of a property to foreclosure in 1996. Property operating expenses are expected to increase in 1998 due to a full year of operations of the properties acquired in 1997.

Interest expense increased from $12.8 million in 1996 to $17.1 million in 1997. Of this increase, $4.5 million is due to interest expense recognized on mortgages secured by properties acquired in 1996 and 1997. An additional $825,000 is due to interest expense on six borrowings in 1996 and 1997, secured by mortgages on previously unencumbered apartment complexes, an office building and eleven notes receivable and refinancing of seven existing mortgages. These increases are partially offset by a decrease of $978,000 due to the sale of three apartment complexes encumbered by debt in 1996 and four commercial properties encumbered by debt in 1997 and a decrease of $495,000 due to the loss of a property to foreclosure in 1996. Interest expense is expected to increase in 1998, as a result of a full year of interest expense on properties acquired or refinanced in 1997.

Depreciation expense increased from $4.8 million in 1996 to $6.2 million in 1997. This increase is due to the acquisition of four apartment complexes and eight commercial properties in 1996 and four apartment complexes and seven commercial properties in 1997, partially offset by the sale of four commercial properties in 1997 and five apartment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

complexes in 1996. Depreciation is expected to increase in 1998, as a result of a full year of depreciation on the properties acquired in 1997.

A negative provision for losses of $884,000 was recognized in 1996. Such negative provision represents accrued interest recorded on a mortgage between February 1995, the date the Trust stopped making payments on the mortgage, and September 1996 when the collateral property was transferred to the lender. See
NOTE 7. "NOTES AND INTEREST PAYABLE."

Advisory fee to affiliate increased from $1.1 million in 1996 to $1.5 million in 1997, due to the increase in the Trust's gross assets, the basis for such fee. The Trust's Declaration of Trust requires a portion of the advisory fee be refunded if certain operating expenses, as defined, exceed limits specified in the Declaration of Trust. The effect of this limitation is to require the Trust's advisor refund $606,000 of the annual advisory fee for 1997 and $589,000 of the annual advisory fee for 1996. Such fee is expected to continue to increase as the Trust's assets increase. See NOTE 9. "ADVISORY AGREEMENT."

Net income and incentive sales fees of $1.0 million were earned by the Trust's advisor in 1996 and 1997. Such fees are the result of the Trust recognizing gains totaling $9.4 million from the sale of three apartment complexes in 1996 and gains totaling $8.2 million on the sale of four commercial properties in 1997.

General and administrative expenses increased from $2.2 million in 1996 to $2.7 million in 1997. Of this increase, $235,000 is due to an increase in cost reimbursements to the Trust's advisor, $129,000 is due to increased professional fees and $127,000 is due to trustees and officers insurance premiums and other fees.

The Trust's equity in earnings of partnerships was $228,000 in 1996 as compared to $99,000 in 1997. Included in equity earnings of partnerships in 1997 is a $49,000 loss on sale of real estate, the Trust's equity share of the loss recognized by Indcon, L.P. ("Indcon"), a joint venture partnership at the time, on the sale of one of its industrial warehouses. In October 1997, the Trust purchased the remaining 40% interest in Indcon. Included in the 1996 equity in earnings of partnerships is a $370,000 gain on sale of real estate, the Trust's equity share of the gain recognized by Indcon on the sale of 27 of its industrial warehouses. Excluding such gain and loss, the Trust's equity in earnings of partnerships would have been a loss of $143,000 in 1996 and income of $148,000 in 1997. Equity in earnings of partnerships is expected to be minimal in 1998 as a result of the Trust's purchase of the remaining 40% interest in Indcon. See NOTE 6. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

In 1997, the Trust recognized gains on the sale of real estate consisting of $5.4 million on the sale of Tollhill West Office Building

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

in April 1997, $1.4 million on the sale of 2626 Cole Office Building in May 1997, $1.5 million on the sale of Northpoint Central Office Building in October 1997, a loss of $245,000 on the sale of the Builders Square Shopping Center in September 1997 and recognized a deferred gain of $141,000 on the payoff of a mortgage note receivable. In 1996, the Trust recognized gains on the sale of real estate consisting of $378,000 on the sale of Rivertree Apartments in February 1996, $5.4 million on the sale of Sunset Towers Apartments in May 1996 and $3.6 million on the sale of Southgate Apartments in August 1996. See NOTE 4. "REAL ESTATE AND DEPRECIATION." In 1996, the Trust also recognized a gain of $725,000 on the sale of equity securities. See NOTE 5. "INVESTMENT IN MARKETABLE EQUITY SECURITIES."

The Trust recognized no extraordinary gains in 1997. In 1996, the Trust recognized an extraordinary gain of $149,000 representing an insurance settlement for a fire loss at an apartment complex received subsequent to its sale. See NOTE 4. "REAL ESTATE AND DEPRECIATION." Also in 1996, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement for a fire loss to an industrial warehouse owned by Indcon that was not expected to be rebuilt. See NOTE 6. "INVESTMENTS IN EQUITY METHOD PARTNERSHIPS."

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

Advisory fee to affiliate was comparable at $1.1 million in 1996 and $1.3 million in 1995, due to the increase in the Trust's gross assets, the basis for such fee. The Trust's Declaration of Trust requires a portion of the advisory fee be refunded if certain operating expenses, as defined, exceed limits specified in the Declaration of Trust. The effect of this limitation was to require the Trust's advisor refund $589,000 of the annual advisory fee for 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations (Continued)

The Trust's equity in earnings of partnerships was $228,000 in 1996 compared to $230,000 in 1995. Included in equity earnings of partnerships in 1996 is a gain on sale of real estate of $370,000, the Trust's equity share of the gain recognized by Indcon, a joint venture partnership, on the sale of 27 of its industrial warehouses. See NOTE 6. "INVESTMENTS IN EQUITY METHOD PARTNERSHIPS." Without such gain, the Trust's equity in earnings of partnerships would have been a loss of $143,000. Such decrease is primarily due to the sale of the 27 industrial warehouses in the first quarter of 1996. In addition, interest expense for Sacramento Nine, also a joint venture partnership, increased as a result of mortgage financing secured in August 1995, on a previously unencumbered office building. See NOTE 6. "INVESTMENTS IN EQUITY METHOD PARTNERSHIPS."

In 1996, the Trust recognized gains on the sale of real estate consisting of $378,000 on the sale of Rivertree Apartments in February 1996, $5.4 million on the sale of Sunset Towers Apartments in May 1996 and $3.6 million on the sale of Southgate Apartments in August 1996. See NOTE 4. "REAL ESTATE AND DEPRECIATION." In 1996, the Trust also recognized a gain of $725,000 on the sale of its equity investment in NIRT. See NOTE 5. "INVESTMENT IN MARKETABLE EQUITY SECURITIES." The Trust had no such gains in 1995.

In 1996, the Trust recognized an extraordinary gain of $149,000 representing an insurance settlement for a fire loss at an apartment complex received subsequent to its sale. See NOTE 4. "REAL ESTATE AND DEPRECIATION." Also in 1996, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement for a fire loss to an industrial warehouse owned by Indcon. See NOTE
6. "INVESTMENTS IN EQUITY METHOD PARTNERSHIPS that was not expected to be rebuilt." The Trust recognized no extraordinary gains in 1995.

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

Tax Matters

For the years ended December 31, 1997, 1996 and 1995, the Trust elected and in the opinion of the Trust's management, qualified to be treated as a REIT as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

Year 2000

The Trust's advisor has advised the Trust that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Trust's Advisor has also advised the Trust that it has recently received and plans to install in 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







Continental Mortgage and Equity Trust                            Page
-------------------------------------                            ----
Report of Independent Certified Public Accountants .........      38


Consolidated Balance Sheets -
   December 31, 1997 and 1996 ..............................      39


Consolidated Statements of Operations -
   Years Ended December 31, 1997, 1996 and 1995 ............      40


Consolidated Statements of Shareholders' Equity -
   Years Ended December 31, 1997, 1996 and 1995 ............      41


Consolidated Statements of Cash Flows -
   Years Ended December 31, 1997, 1996 and 1995 ............      42


Notes to Consolidated Financial Statements .................      45


Schedule III - Real Estate and Accumulated Depreciation ....      67


Schedule IV  - Mortgage Loans on Real Estate ...............      72









All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Trustees of
Continental Mortgage and Equity Trust



We have audited the accompanying consolidated balance sheets of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.






                                                      BDO Seidman, LLP


Dallas, Texas
March 6, 1998

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                -------------------------
                                                                                  1997             1996
                                                                                ---------       ---------
                                                                                  (dollars in thousands)
                    Assets
                    ------
Notes and interest receivable
   Performing ............................................................      $   2,853       $   6,268
   Nonperforming and/or nonaccruing ......................................          2,257           2,287
                                                                                ---------       ---------
                                                                                    5,110           8,555

Less - allowance for estimated losses ....................................         (1,481)         (1,481)
                                                                                ---------       ---------
                                                                                    3,629           7,074
Foreclosed real estate held for sale, net of
   accumulated depreciation ($725 in 1997 and
   1996) .................................................................          5,670           5,738

Real estate under contract for sale, net of
   accumulated depreciation ($3,024 in 1997) .............................          5,940              --

Real estate held for investment, net of
   accumulated depreciation ($19,393 in 1997
   and $16,713 in 1996) ..................................................        250,084         214,460
Investment in marketable equity securities of
   affiliates, at market .................................................         13,042           6,192
Investment in partnerships ...............................................            144           2,293
Cash and cash equivalents ................................................          3,088           2,961
Other assets (including $791 in 1997 and
   $650 in 1996 from affiliates) .........................................         17,773          11,292
                                                                                ---------       ---------
                                                                                $ 299,370       $ 250,010
                                                                                =========       =========


      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities
Notes and interest payable ...............................................      $ 199,712       $ 160,554
Other liabilities (including $2,381 in 1997 and
   $1,318 in 1996 to affiliates) .........................................         11,615          10,273
                                                                                ---------       ---------
                                                                                  211,327         170,827
Commitments and contingencies

Shareholders' equity
Shares of beneficial interest, no par value; authorized shares, unlimited;
   issued and outstanding, 4,021,470 shares in 1997 and
   4,026,376 shares in 1996 ..............................................          8,054           8,068
Paid-in capital ..........................................................        257,101         257,159
Accumulated distributions in excess of
   accumulated earnings ..................................................       (188,849)       (190,931)
Net unrealized gains on marketable equity
   securities ............................................................         11,737           4,887
                                                                                ---------       ---------
                                                                                   88,043          79,183
                                                                                ---------       ---------
                                                                                $ 299,370       $ 250,010
                                                                                =========       =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  For the Years Ended December 31,
                                                          -----------------------------------------------
                                                             1997              1996              1995
                                                          -----------       -----------       -----------
                                                              (dollars in thousands, except per share)

Revenues
   Rents ...........................................      $    55,180       $    44,244       $    37,586
   Interest ........................................            1,295             1,119               723
                                                          -----------       -----------       -----------
                                                               56,475            45,363            38,309

Expenses
   Property operations (including
      $1,771 in 1997, $975 in 1996 and
      $806 in 1995 to affiliates) ..................           32,041            26,738            22,682
   Interest ........................................           17,142            12,773            10,009
   Depreciation ....................................            6,236             4,819             4,279
   Provision for losses ............................               --              (884)              541
   Advisory fee to affiliate .......................            1,496             1,091             1,264
   Incentive and net income fees to
      affiliate ....................................            1,005             1,049                --
   General and administrative
      (including $1,060 in 1997, $825
      in 1996 and $506 in 1995 to
      affiliate) ...................................            2,727             2,213             1,207
                                                          -----------       -----------       -----------
                                                               60,647            47,799            39,982
                                                          -----------       -----------       -----------

(Loss) from operations .............................           (4,172)           (2,436)           (1,673)

Equity in income of partnerships ...................               99               228               230
Gain on sale of real estate and
   marketable equity securities ....................            8,249            10,122                --
                                                          -----------       -----------       -----------

Income (loss) before extraordinary
   gain ............................................            4,176             7,914            (1,443)
Extraordinary gain .................................               --               812                --
                                                          -----------       -----------       -----------

Net income (loss) ..................................      $     4,176       $     8,726       $    (1,443)
                                                          ===========       ===========       ===========

Earnings per share
Income (loss) before extraordinary
   gain ............................................      $      1.04       $      1.89       $      (.33)
Extraordinary gain .................................               --               .19                --
                                                          -----------       -----------       -----------

Net income (loss) ..................................      $      1.04       $      2.08       $      (.33)
                                                          ===========       ===========       ===========


Weighted average shares of
   beneficial interest used in
   computing earnings per share ....................        4,025,794         4,199,147         4,377,165
                                                          ===========       ===========       ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Shares of
                                              Beneficial Interest
                                         ---------------------------         Paid-in
                                           Shares           Amount           Capital
                                         ----------       ----------       ----------
                                                    (dollars in thousands)
Balance, January 1, 1995 ..........       4,377,199            8,766          260,060

Fractional shares of
   beneficial interest
   acquired .......................             (58)              --               --
Distributions ($.40 per
   share) .........................              --               --               --
Unrealized gains on market-
   able equity securities .........              --               --               --
Net (loss) ........................              --               --               --
                                         ----------       ----------       ----------
Balance, December 31, 1995 ........       4,377,141            8,766          260,060

Repurchase of shares of
   beneficial interest ............        (350,765)            (698)          (2,901)
Distributions ($.89 per
   share) .........................              --               --               --
Unrealized gains on market-
   able equity securities .........              --               --               --
Net income ........................              --               --               --
                                         ----------       ----------       ----------
Balance, December 31, 1996 ........       4,026,376            8,068          257,159

Repurchase of shares of
   beneficial interest ............          (4,500)             (14)             (58)
Fractional shares of bene-
   ficial interest acquired .......            (406)              --               --
Distributions ($.52 per
   share) .........................              --               --               --
Unrealized gains on market-
   able equity securities .........              --               --               --
Net income ........................              --               --               --
                                         ----------       ----------       ----------
Balance, December 31, 1997 ........       4,021,470       $    8,054       $  257,101
                                         ==========       ==========       ==========

                                         Accumulated      Unrealized
                                        Distributions      Gains on
                                         in Excess of     Marketable
                                         Accumulated        Equity        Shareholders'
                                          Earnings        Securities         Equity
                                        -------------     ----------      -------------
                                                    (dollars in thousands)
Balance, January 1, 1995 ..........        (192,676)           2,617          78,767

Fractional shares of
   beneficial interest
   acquired .......................              --               --              --
Distributions ($.40 per
   share) .........................          (1,751)              --          (1,751)
Unrealized gains on market-
   able equity securities .........              --              412             412
Net (loss) ........................          (1,443)              --          (1,443)
                                         ----------       ----------      ----------
Balance, December 31, 1995 ........        (195,870)           3,029          75,985

Repurchase of shares of
   beneficial interest ............              --               --          (3,599)
Distributions ($.89 per
   share) .........................          (3,787)              --          (3,787)
Unrealized gains on market-
   able equity securities .........              --            1,858           1,858
Net income ........................           8,726               --           8,726
                                         ----------       ----------      ----------
Balance, December 31, 1996 ........        (190,931)           4,887          79,183

Repurchase of shares of
   beneficial interest ............              --               --             (72)
Fractional shares of bene-
   ficial interest acquired .......              --               --              --
Distributions ($.52 per
   share) .........................          (2,094)              --          (2,094)
Unrealized gains on market-
   able equity securities .........              --            6,850           6,850
Net income ........................           4,176               --           4,176
                                         ----------       ----------      ----------
Balance, December 31, 1997 ........      $ (188,849)      $   11,737      $   88,043
                                         ==========       ==========      ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                              For the Years Ended December 31,
                                                          --------------------------------------
                                                            1997           1996           1995
                                                          --------       --------       --------
                                                                  (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected .................................      $ 55,051       $ 43,497       $ 37,610
   Interest collected ..............................         1,467          1,041            688
   Interest paid ...................................       (16,208)       (11,259)        (8,937)
   Payments for property operations
      (including $1,771 in 1997, $975 in
      1996 and $767 in 1995 to affiliates)  ........       (31,329)       (24,200)       (22,520)
   General and administrative expenses
      paid (including $1,060 in 1997, $825
      in 1996 and $506 in 1995 to
      affiliates) ..................................        (2,663)        (1,414)        (1,352)
   Advisory, incentive and net income fee
      paid to affiliate ............................        (3,536)        (1,740)        (1,514)
   Distributions from partnerships'
      operating cash flow ..........................           291            848             41
   Other ...........................................           144             16            524
                                                          --------       --------       --------

         Net cash provided by operating
           activities ..............................         2,929          6,789          4,540


Cash Flows from Investing Activities
   Acquisitions of real estate
      (including $2,445 in 1997, $2,795
      in 1996 and $1,581 in 1995 to
      affiliates) ..................................       (53,886)       (31,854)        (9,766)
   Deposits on pending acquisitions.................        (2,467)            --             --
   Collections on notes receivable .................         3,426            837          1,081
   Fundings of notes receivable ....................           (73)        (2,000)            --
   Proceeds from sale of real estate ...............        37,131         14,939             33
   Proceeds from sale of marketable
      equity securities ............................            --            554             --
   Real estate improvements ........................        (4,972)        (3,019)        (1,170)
   Funding of capital improvement escrow ...........            --         (1,500)            --
   Distributions from partnerships'
      investing cash flow ..........................            36         10,720             --
                                                          --------       --------       --------

------------------------------------------------------------------------------------------------------------------------------------

         Net cash (used in) investing
           activities ..............................       (20,805)       (11,323)        (9,822)


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   For the Years Ended December 31,
                                                --------------------------------------
                                                  1997           1996           1995
                                                --------       --------       --------
                                                        (dollars in thousands)
Cash Flows from Financing Activities
   Proceeds from notes payable ...........      $ 72,086       $ 34,596       $ 12,506
   Payments on notes payable .............       (49,247)       (23,918)        (7,590)
   Distributions to shareholders .........        (2,094)        (3,787)        (1,751)
   Repurchase of shares of beneficial
      interest ...........................           (72)        (3,599)            --
   Deferred financing costs ..............        (2,670)        (2,183)            --
   Distributions from partnerships'
      financing cash flows ...............            --             --          1,025
                                                --------       --------       --------
         Net cash provided by financing
            activities ...................        18,003          1,109          4,190
                                                --------       --------       --------

Net increase (decrease) in cash and
   cash equivalents ......................           127         (3,425)        (1,092)
Cash and cash equivalents, beginning
   of year ...............................         2,961          6,386          7,478
                                                --------       --------       --------

Cash and cash equivalents, end of
   year ..................................      $  3,088       $  2,961       $  6,386
                                                ========       ========       ========

Reconciliation of net income (loss) to
   net cash provided by operating
   activities
      Net income (loss) ..................      $  4,176       $  8,726       $ (1,443)
      Adjustments to reconcile net
         income (loss) to net cash
         provided by operating activities
      Gain on sale of real estate and
         marketable equity securities ....        (8,249)       (10,122)            --
      Extraordinary gain .................            --           (812)
      Depreciation .......................         6,236          4,795          4,240
      Equity in (income) of
         partnerships ....................           (99)          (228)          (230)
      Provision for losses ...............            --           (884)           541
      Decrease (increase) in interest
         receivable ......................           172            (53)            (1)
      Decrease in other assets ...........           126             69            432
      (Decrease) increase in other
         liabilities .....................          (658)         3,598            204
      Increase in interest payable .......           934            852            756
      Distributions from partnerships'
         operating cash flow .............           291            848             41
                                                --------       --------       --------

            Net cash provided by operating
               activities ................      $  2,929       $  6,789       $  4,540
                                                ========       ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)





                                                For the Years Ended December 31,
                                               ---------------------------------
                                                 1997         1996         1995
                                               -------      -------      -------
                                                       (dollars in thousands)

Schedule of noncash investing activities
   Carrying value of real estate obtained
      in satisfaction of note receivable
      (with carrying value of $891) .....      $    --      $    --      $   891

   Mortgage notes receivable from real
      estate sales ......................           --          750           --

   Notes payable from acquisition of
      real estate .......................       16,257        6,086       31,022

   Unrealized gains on marketable equity
      securities ........................        6,850        1,858          412




























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

Certain balances for 1995 and 1996 have been reclassified to conform to the 1997 presentation. Shares and per share data have been restated for the three for two forward share split effected February 15, 1996.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Trust business. Continental Mortgage and Equity Trust ("CMET") is a California business trust organized on August 27, 1980. The Trust may invest in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Trust's current Board of Trustees and was unanimously approved by such Board members. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust has filed a Proxy Statement/Prospectus with the Securities and Exchange Commission providing for a special meeting of the Trust's shareholders. At such meeting the Trust's shareholders will vote on this proposal. Approval requires the vote of a majority of the Trust's outstanding shares of beneficial interest. As of March 6, 1998 the Trust's advisor and its affiliates held shares representing approximately 54.9% of the Trust's outstanding shares. A date for the special meeting of the Trust's shareholders to vote on the incorporation proposal has not been set.

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

Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Trust's investment in the note exceeds the Trust's estimate of fair value of the collateral securing such note.

Real Estate Held for Investment and Depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value of the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 40 years.

Real Estate Held for Sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 121 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss shall be recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE

Notes and interest receivable consisted of the following:

                                                                 1997                                   1996
                                                  ---------------------------------       --------------------------------
                                                     Estimated                             Estimated
                                                       Fair                Book               Fair               Book
                                                       Value               Value              Value              Value
                                                  --------------       ------------       ------------       -------------
   Notes receivable
      Performing ...........................      $        3,118       $      3,102       $      6,911       $       6,555
      Nonperforming and/or
         nonaccruing........................               2,200              2,200              2,100               2,100
                                                  --------------       ------------       ------------       -------------
                                                  $        5,318              5,302       $      9,011               8,655
                                                  ==============                          ============

   Unamortized (discounts)..................                                   (277)                                  (351)
   Deferred gain............................                                     --                                    (67)
   Interest receivable......................                                     85                                    318
                                                                       ------------                          -------------
                                                                       $      5,110                          $       8,555
                                                                       ============                          =============

The Trust does not recognize interest income on nonperforming notes receivable. For the years 1997, 1996 and 1995, unrecognized interest income on nonperforming notes totaled $267,000, $193,000 and $554,000, respectively.

Notes receivable at December 31, 1997 mature from 1998 through 2017, with interest rates ranging from 6.5% to 12.0% and a weighted average rate of 10.9%. Discounts were based on interest rates at the time of origination. Notes receivable are nonrecourse and are collateralized by real estate.

At December 31, 1997, one of the Trust's mortgage notes receivable with a principal balance of $700,000 was in default. The note matured in July 1993. The Trust continues to receive partial interest payments monthly on the note from the borrower. The Trust is evaluating its options with respect to foreclosure of the collateral property and the Trust does not anticipate incurring a loss beyond the established reserve.

One of the Trust's mortgage notes receivable matured in November 1995. In February 1997, the Trust received a payment of $470,000 from the borrower, $305,000 being applied against accrued but unpaid interest and $165,000 being applied to reduce the principal balance of the note. In September 1997, the Trust received $1.4 million in full payment of principal and all accrued but unpaid interest.

As more fully discussed in NOTE 7. "NOTES AND INTEREST PAYABLE," ten of the Company's mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million were pledged as additional collateral on a $4.0 million loan, primarily secured by the AMOCO Building in New Orleans, Louisiana. In June, August and November 1997, three of the mortgage notes receivable, with a combined principal balance of $1.3 million were paid in full. Such payments were remitted

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2.  NOTES AND INTEREST RECEIVABLE (Continued)

to the lender as a paydown of the mortgage debt. In March 1998, the note payable secured by the AMOCO Building was refinanced and the collateral notes were released. See NOTE 17. "SUBSEQUENT EVENTS."

In June 1997, the Trust obtained financing in the amount of $1.4 million secured by the mortgage note receivable secured by the Cypress Creek Office Building in Fort Lauderdale, Florida. The financing bears interest at a variable rate, currently 9.0% per annum, requires monthly principal and interest payments of $14,126 and matures in June 2009.

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. The note bears interest at 12% per annum and requires monthly interest only payments to the extent of available cash flow. Any accrued but unpaid interest is added to the principal balance of the note annually. In addition, the note requires quarterly principal payments equal to the excess property cash flow for the quarter. The note matures in October 1998 with the borrower having an option to extend the note's maturity to December 2000. The Trust has also guaranteed the underlying $3.0 million first mortgage secured by the property, which is current. The Trust has an option to purchase a 50% interest in the partnership that owns the Signature Athletic Club Building. The option expires in December 2005. The property has had no available cash flow, therefore the Trust ceased recognizing interest income effective June 1996.

In July 1996, the Trust agreed to fund a $500,000 promissory note secured by a contract to purchase land in Frisco, Texas. At December 31, 1996, the Trust had funded the entire $500,000. The note bore interest at 13% per annum and all interest and principal was payable at the December 31, 1996 maturity date. The note's maturity was subsequently extended upon payment of all accrued interest. The note and all accrued but unpaid interest was paid in full in June 1997.

NOTE 3.  ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

                                      1997         1996          1995
                                    -------      -------       -------

Balance January 1, ...........      $ 1,481      $ 6,305       $ 9,223
Provision for losses .........           --           --           541
Write down of properties .....           --       (4,648)         (700)
Amounts charged off ..........           --         (176)       (2,759)
                                    -------      -------       -------
Balance December 31, .........      $ 1,481      $ 1,481       $ 6,305
                                    =======      =======       =======

The provision for losses in the accompanying Consolidated Statement of Operations for 1996 consists of a $884,000 negative provision for losses from forgiveness of accrued interest on the Genesee Towers Office Building note payable upon the transfer of the building to the lender. See NOTE 7. "NOTES AND INTEREST PAYABLE."

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

In May 1997, the Trust sold 2626 Cole, a 119,632 square foot office building in Dallas, Texas, for $11.0 million in cash. The Trust received net cash of $4.2 million after the payoff of $6.5 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust recognized a gain of $1.4 million on the sale.

Also in May 1997, the Trust purchased the Trails at Windfern, a 240 unit apartment complex in Houston, Texas, for $4.2 million. The Trust paid $769,000 in cash, assumed the existing mortgage of $3.2 million with the seller providing purchase money financing of an additional $150,000.

In June 1997, the Trust purchased Bay Plaza, a 75,780 square foot office building in Tampa, Florida, for $4.3 million. The Trust paid $1.2 million in cash, assumed the existing mortgage of $2.1 million with the seller providing purchase money financing of an additional $1.0 million.

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

Also in August 1997, the Trust sold Builders Square, a 115,492 square foot shopping center in St. Paul, Minnesota, for $2.4 million in cash. The Trust received net cash of $1.5 million after the payoff of $873,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust recognized a loss of $245,000 on the sale.

Further in August 1997, the Trust purchased the Eagle Rock Apartments, a 99 unit apartment complex in Los Angeles, California, for $4.4 million. The Trust paid $1.1 million in cash with the seller providing purchase money financing of $3.3 million.

In October 1997, the Trust sold Northpoint Central, a 176,043 square foot office building in Houston, Texas, for $11.0 million. The Trust received net cash of $4.7 million after the payoff of $5.8 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust recognized a gain of $1.4 million on the sale.

Also in October 1997, the Trust purchased the Westgrove Air Plaza, a 78,326 square foot combination aircraft hangar and office building in Addison, Texas, for $2.4 million. The Trust paid $1.2 million in cash with the seller providing $1.2 million of purchase money financing.

Further in October 1997, the Trust purchased the Cypresstree Apartments, a 168 unit apartment complex in Houston, Texas, for $3.2 million. The Trust paid $550,000 in cash with the seller providing $2.6 million of purchase money financing.

In December 1997, the Trust sold .2 acres of the parcel of Northwest Crossing land in Houston, Texas, for $72,000 in cash. The Trust recognized no gain or loss on the sale.

In 1996, the Trust purchased four apartment complexes: Grove Park, a 188 unit apartment complex in Plano, Texas; Park at Colonnade, a 211 unit apartment complex in San Antonio, Texas; Glenwood, a 168 unit apartment complex in Addison, Texas; and Oak Run, a 160 unit apartment complex in Pasadena, Texas; eight commercial properties: Hampton Court, a 104,001 square foot office building in Dallas, Texas; Amoco Building, a 378,244 square foot office building in New Orleans, Louisiana; Central Storage Warehouse, a 216,035 square foot industrial warehouse in Dallas, Texas; Promenade, a 133,558 square foot shopping center in Highlands Ranch, Colorado; 3400 Carlisle, a 74,000 square foot office building in Dallas, Texas; Shady Trail Warehouse, a 42,900

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 4.  REAL ESTATE AND DEPRECIATION (Continued)

square foot industrial warehouse in Dallas, Texas; Northpoint Central, a 176,043 square foot office building in Houston, Texas; and 2626 Cole, a 199,632 square foot office building in Dallas, Texas; and one parcel of undeveloped land on State Highway 121 in Collin County, Texas. The Trust paid $25.4 million in cash and either obtained new mortgage financing or assumed existing mortgage debt for the remaining $42.1 million of the purchase prices.

Also in 1996, the Trust sold five apartment complexes: Rivertree in Hurst, Texas; Sunset Towers in San Francisco, California; Crystal Court in Detroit, Michigan; Southgate Square in Round Rock, Texas; and Ravenswood in Stratford, New Jersey; and .60 acres of the 6 acre parcel of Northwest Crossing land in Houston, Texas. The Trust received $15.4 million in cash after the payoff of $16.9 million in existing mortgage debt and the payment of various closing costs associated with the sales. The Trust recognized an aggregate gain of $9.4 million on the sales. The Trust also returned the Genesee Towers, an office building in Flint, Michigan, to the lender. See NOTE 7. "NOTES AND INTEREST PAYABLE."

NOTE 5.  INVESTMENT IN MARKETABLE EQUITY SECURITIES

The Trust's investments in marketable equity securities consist of the following:

                                                               1997         1996
                                                             -------      -------
American Realty Trust, Inc. ("ART") ...................      $11,760      $ 5,318
Transcontinental Realty Investors, Inc.("TCI") ........        1,282          874
                                                             -------      -------
                                                             $13,042      $ 6,192
                                                             =======      =======

The Trust's marketable equity securities are considered available-for- sale and are carried at fair value (period end market value). The Trustees of the Trust are also directors of TCI and the officers of the Trust are also officers of ART and TCI. The Trust's advisor also serves as advisor to ART and TCI.

In December 1996, the Trust sold 84,580 shares of beneficial interest of National Income Realty Trust ("NIRT") back to NIRT for $1.1 million in cash. The Trust received net cash of $550,000 after the payoff of margin debt secured by the NIRT shares. The Trust recognized a gain of $725,000 on the sale.

The Trust has margin arrangements with brokerage firms which provide for borrowings of up to 50% of the market value of equity securities. The borrowings under such margin arrangement are secured by equity securities of ART and TCI and bear interest at an average of 8.0% per annum. Margin borrowings were $376,000 at December 31, 1997 and $597,000 at December 31, 1996 and are included in other liabilities in the accompanying Consolidated Balance Sheets.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS

The Trust's investments in equity method partnerships consists of the following:

                                          1997        1996
                                         ------      ------
Sacramento Nine ("SAC 9") .........      $  144      $  118
Indcon, L.P. ("Indcon"), ..........          --       2,175
                                         ------      ------
                                         $  144      $2,293
                                         ======      ======

The Trust, in partnership with NIRT, owns SAC 9, which in turn owns two office buildings in the vicinity of Sacramento, California. The Trust has a 30% interest in the partnership's earnings, losses and distributions.

The Trust and NIRT were, until October 1997, the partners in Indcon, a joint venture partnership in which the Trust had a 60% partnership interest. At December 31, 1996, the partnership owned five industrial warehouses. The Trust, as a noncontrolling partner, accounted for its investment in the partnership using the equity method.

In October 1997, the Trust purchased NIRT's 40% interest in the Indcon partnership, for $1.6 million in cash. In conjunction with the purchase, the Trust obtained new mortgage financing of $1.8 million secured by three of the partnership's previously unencumbered properties. The Trust received net cash of $45,000 after the payment of various closing costs associated with the purchase and financing.

In August 1997, Indcon sold one of its industrial warehouse properties for $60,000 in cash, of which the Trust's equity share was $36,000. The partnership recognized a loss of $82,000 on the sale, of which the Trust's equity share was $49,000.

In February and March 1996, Indcon sold 25 of its industrial warehouses for a total of $36.2 million in cash. The partnership received net cash of $14.2 million after the payoff of $23.5 million in existing mortgage debt, of which the Trust's equity share was $8.5 million. The partnership recognized a gain of $617,000 on the sale, of which the Trust's equity share was $370,000.

In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. The Partnership received $2.2 million in cash. The partnership did not intend to rebuild the destroyed warehouse and accordingly recognized an extraordinary gain of $1.1 million, of which the Trust's equity share was $663,000.

In April 1996, Indcon sold two additional industrial warehouses for $1.8 million in cash, of which the Trust's equity share was $1.1 million. The partnership recognized a loss of $522,000 on the sale, of which the Trust's equity share was $313,000.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6.  INVESTMENT IN EQUITY METHOD PARTNERSHIPS (Continued)

Set forth below are summarized financial data for the partnerships the Trust accounts for using the equity method:

                                                        1997          1996
                                                       -------       -------
Real estate, net of accumulated
   depreciation ($2,686 in 1997 and
   $4,636 in 1996) ...............................     $ 4,243       $ 7,878
Other assets .....................................         495           877
Notes payable ....................................      (4,131)       (4,548)
Other liabilities ................................        (137)         (176)
                                                       -------       -------

Partners' capital ................................     $   470       $ 4,031
                                                       =======       =======

                                           1997          1996          1995
                                         -------       -------       -------
Rents .............................      $ 1,762       $ 2,412       $ 7,766
Depreciation ......................         (438)         (505)       (2,080)
Property operations ...............         (490)         (848)       (2,186)
Interest ..........................         (381)         (958)       (3,506)
Provision for losses ..............          (82)           --            --
                                         -------       -------       -------

Income (loss) before gain
   on sale of real estate
   and extraordinary gain .........          371           101            (6)
Gain on sale of real estate .......           --            95            --
Extraordinary gain ................           --         1,105            --
                                         -------       -------       -------

Net income (loss) .................      $   371       $ 1,301       $    (6)
                                         =======       =======       =======

NOTE 7.        NOTES AND INTEREST PAYABLE

Notes and interest payable consist of the following:

                                        1997                          1996
                               ----------------------      ----------------------
                               Estimated                   Estimated
                                 Fair          Book          Fair          Book
                                 Value         Value         Value         Value
                               --------      --------      --------      --------
Notes payable ...........      $198,523      $198,947      $158,222      $159,726
                               ========                    ========
Interest payable ........                         765                         828
                                             --------                    --------
                                             $199,712                    $160,554
                                             ========                    ========

Scheduled principal payments on notes payable are due as follows:

1998................................................................     $ 16,553
1999................................................................       34,794
2000................................................................       30,752
2001................................................................       14,834
2002................................................................        7,685
Thereafter..........................................................       94,329
                                                                         --------
                                                                         $198,947
                                                                         ========

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 7.  NOTES AND INTEREST PAYABLE (Continued)

Notes payable at December 31, 1997 bear interest at rates ranging from 4.0% to 10.5%, mature between 1998 and 2019, are generally nonrecourse and are collateralized by deeds of trust on real estate with a carrying value of $254.4 million and by mortgage notes receivable with a combined principal balance of $3.1 million.

In 1997, the Trust purchased four apartment complexes, four office buildings and three industrial properties and five parcels of land for a total of $67.2 million. In conjunction with the acquisitions, the Trust either assumed existing mortgage debt or obtained new mortgage financing totaling $49.5 million. The mortgages bear interest at rates ranging from 8.0% to 10.5% per annum, require monthly payments of principal and interest, currently totaling $420,432, and mature from April 1998 to June 2009.

In March 1997, the Trust obtained mortgage financing in the amount of $4.0 million secured by the previously unencumbered AMOCO Building, in New Orleans, Louisiana and by ten mortgage notes receivable, with a combined principal balance, at the time, of $2.8 million. The Trust received net cash of $3.8 million after payment of various closing costs associated with the financing. The mortgage bore interest at 9.0% per annum, required monthly payments of principal and interest of $35,989 and was scheduled to mature in March 1999. As discussed in NOTE 2. "NOTES AND INTEREST RECEIVABLE," three of the mortgage notes receivable, with a combined principal balance of $1.3 million, were paid in full in June, August and November 1997. Such payments were remitted to the lender as a paydown of the mortgage. In March 1998, the mortgage debt was refinanced. See NOTE 17. "SUBSEQUENT EVENTS."

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

In December 1997, the Trust refinanced the mortgage debt secured by the Grove Park Apartments in Plano, Texas in the amount of $4.8 million. The Trust received net cash of $1.3 million after the payoff of $3.2 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.32% per annum, requires monthly payments of principal and interest of $32,600 and matures in January 2008.

Also in December 1997, the Trust refinanced the mortgage debt secured by the Park at Colonnade Apartments in San Antonio, Texas in the amount of $4.2 million. The Trust received net cash of $502,000 after the payoff of $3.5 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.32% per annum, requires monthly payments of principal and interest of $28,900 and matures in January 2008.

In 1996, the Trust purchased four apartment complexes, four office buildings, one shopping center and one industrial warehouse for a total of $55.6 million. In connection with these acquisitions, the Trust either assumed existing mortgage debt or obtained new mortgage financing totaling $42.2 million. The mortgages bore interest at rates ranging from 8.0% to 10.0% per annum, required monthly payments of principal and interest totaling $315,849 and matured from June 1997 to November 2004.

Also in 1996, the Trust refinanced the mortgage debt secured by seven apartment complexes and obtained mortgage financing for two previously unencumbered apartment complexes and one previously unencumbered

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  NOTES AND INTEREST PAYABLE (Continued)

commercial property in the total amount of $33.2 million. The Trust received net cash of $9.7 million after the payoff of $22.2 million in existing mortgage debt. The remainder of the refinancing proceeds were used to fund escrows and pay various closing costs associated with the financings. The mortgages bore interest rates ranging from 8.3% to 9.125% per annum, required monthly payments of principal and interest totaling $272,000 and matured from May 2006 to July 2011.

In February 1995, after determining that further investment in Genesee Towers, an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the Trust wrote down the carrying value of the property to the amount of the nonrecourse mortgage which approximated the fair value of the property. In February 1996, the Trust and the lender entered into a forbearance agreement with the deed to the property being placed in escrow. The Trust transferred the property to the lender in September 1996. During the pendency of the foreclosure negotiations, the Trust continued to accrue and expense its interest obligations on such note. The Trust recorded a negative provision for losses of $884,000 with the elimination of its obligation for such accrued interest on the transfer of the property to the lender. See NOTE 3. "ALLOWANCE FOR ESTIMATED LOSSES."

NOTE 8.  DISTRIBUTIONS

The Trust has paid regular quarterly distributions to its shareholders since the first quarter of 1993. In 1997, the Trust paid regular distributions of $.52 per share of beneficial interest totaling $2.1 million. In 1996, the Trust paid regular and special distributions of $.89 per share of beneficial interest totaling $3.8 million. In 1995, the Trust paid regular distributions of $.40 per share of beneficial interest totaling $1.8 million.

The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1997 and 1996 represented capital gains and that 100% of the distributions paid in 1995 represented a return of capital.

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

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9.  ADVISORY AGREEMENT (Continued)

At the Trust's annual meeting of shareholders held on May 8, 1997, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

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

specified in the Declaration of Trust. The effect of this limitation was to require that BCM refund $606,000, $589,000 and $250,000 of the annual advisory fee for 1997, 1996 and 1995, respectively.

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

NOTE 10. PROPERTY MANAGEMENT

Carmel, Ltd. provides property management services to the Trust for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM, (ii) Gene E. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, which is owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11. REAL ESTATE BROKERAGE

Carmel Realty provides brokerage services to the Trust on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid by the Trust.







                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to BCM and its affiliates:

                                          1997        1996        1995
                                         ------      ------      ------

Fees
   Advisory .......................      $1,496      $1,091      $1,264
   Incentive sales ................         667         342          --
   Net income .....................         338         707          --
   Real estate brokerage ..........       3,347       4,217       1,581
   Mortgage brokerage and
     equity refinancing ...........         398         333         142
Property and construction
     management fees and
     leasing commissions* .........       1,771       1,048         806
                                         ------      ------      ------

                                         $8,017      $7,738      $3,793
                                         ======      ======      ======

Cost reimbursements ...............      $1,060      $  825      $  506
                                         ======      ======      ======


----------------------------

* Net of property management fees paid to subcontractors, other than Carmel Realty.

NOTE 13. RENTS UNDER OPERATING LEASES

The Trust's operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2006. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1997:

     1998............................................     $18,134
     1999............................................      15,237
     2000............................................      12,023
     2001............................................       8,909
     2002............................................       6,364
     Thereafter......................................       8,200
                                                          -------
                                                          $68,867
                                                          =======

NOTE 14. INCOME TAXES

For the years 1997, 1996 and 1995, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DISTRIBUTIONS."

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14. INCOME TAXES (Continued)

The Trust had a loss for federal income tax purposes in 1997, 1996 (after applying net operating loss carryforwards) and 1995; therefore, the Trust recorded no provision for income taxes.

The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1997, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $30.0 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1997, the Trust had a tax net operating loss carryforwards of $43.5 million expiring through 2011.

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

On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by the various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intended to assert that certain actions taken by the Trust's Board of Trustees breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Olive Modification, effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Trust's Board of Trustees. On May 2, 1997, a hearing was held for the Court to consider approval of the Olive Amendment. As a result of the hearing, the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3, 1997.

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

Under the Olive Amendment, all shares of the Trust owned by Gene E. Phillips or any of his affiliates shall be voted at all shareholder meetings of the Trust held until April 28, 1999 in favor of all new members of the Trust's Board of Trustees added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Trust owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Trust's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Trust.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Trust's Board of Trustees in January 1998 and Murray Shaw was added to the Trust's Board of Trustees in February 1998.

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



                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. QUARTERLY DATA

The following is a tabulation of the Trust's quarterly results of operations for the years 1997 and 1996 (unaudited).


                                                           Three Months Ended
                                        --------------------------------------------------------
                                         March 31       June 30      September 30    December 31
                                        ----------     ---------     ------------    -----------
1997
Revenues ..........................      $ 13,341       $ 13,330       $ 14,688       $ 15,116
Expenses ..........................        13,786         15,009         15,647         16,205
                                         --------       --------       --------       --------

(Loss) from operations ............          (445)        (1,679)          (959)        (1,089)
Equity in income (loss) of
     partnerships .................            47             26            (17)            43
Gain (loss) on sale of real
     estate .......................            --          6,810           (245)         1,684
                                         --------       --------       --------       --------

Net income (loss) .................      $   (398)      $  5,157       $ (1,221)      $    638
                                         ========       ========       ========       ========

Earnings per share
Net income (loss) .................      $   (.10)      $   1.28       $   (.30)      $    .16
                                         ========       ========       ========       ========

The Trust purchased eleven income producing properties in 1997 consisting of one apartment complex and one office building in the first quarter, one apartment complex and one office building in the second quarter, one office building and one apartment complex in the third quarter and one apartment complex, one combination office building/aircraft hangar and three industrial warehouses in the fourth quarter.

In the second quarter of 1997, the Trust recognized gains on sales of two office buildings totaling $6.8 million. In the third quarter, the Trust recognized a loss on the sale of a shopping center of $245,000. In the fourth quarter, the Trust recognized a gain on the sale of an office building of $1.5 million and a deferred gain on the payoff of a mortgage note receivable of $141,000.







                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 16. QUARTERLY DATA (Continued)

                                                           Three Months Ended
                                        -------------------------------------------------------
                                         March 31        June 30     September 30   December 31
                                        ----------      ---------    ------------   -----------
1996
Revenues ..........................      $ 10,958       $ 11,365       $ 11,703       $ 11,337
Expenses ..........................        11,005         12,045         11,739         13,010
                                         --------       --------       --------       --------

(Loss) from operations ............           (47)          (680)           (36)        (1,673)
Equity in income (loss)
     of partnerships ..............           395           (219)            21             31
Gain on sale of real estate
     and marketable equity
     securities ...................           378          5,421          3,598            725
                                         --------       --------       --------       --------
Income (loss) before extra-
     ordinary gain ................           726          4,522          3,583           (917)
Extraordinary gain ................           697            (34)           149             --
                                         --------       --------       --------       --------
Net income (loss) .................      $  1,423       $  4,488       $  3,732       $   (917)
                                         ========       ========       ========       ========

Earnings per share
Income (loss) before extra-
     ordinary gain ................      $    .17       $   1.07       $    .86       $   (.22)
Extraordinary gain ................           .16             --            .04             --
                                         --------       --------       --------       --------
Net income (loss) .................      $    .33       $   1.07       $    .90       $   (.22)
                                         ========       ========       ========       ========

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

NOTE 17. SUBSEQUENT EVENTS

At December 31, 1997, the Edgewood Apartments, a 353 unit apartment complex in Lansing, Illinois, was under contract for sale. In January 1998, the Trust completed the sale for $12.1 million in cash. The Trust received net cash of $2.3 million after the payoff of $9.3 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust will recognize a gain of approximately $5.0 million on the sale.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17. SUBSEQUENT EVENTS (Continued)

In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after the payoff of $5.4 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.42% per annum, requires monthly payments of principal and interest of $56,502 and matures in January 2008.

Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of undeveloped land in Collin County, Texas, for $2.1 million in cash.

In March 1998, the Trust purchased 1010 Common Street, a 494,579 square foot office building in New Orleans, Louisiana, for $14.5 million. The Trust paid $9.0 million in cash and obtained new mortgage financing of $12.0 million, inclusive of a $3.8 million tenant improvement escrow holdback. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in March 2001.

Also in March 1998, the Trust purchased 225 Baronne Street, a 416,834 square foot office building in New Orleans, Louisiana, for $11.2 million. The Trust paid $2.2 million in cash and obtained new mortgage financing of $9.0 million, inclusive of a $1.6 million tenant improvement escrow holdback. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in March 2001.

Further in March 1998, the Trust refinanced the mortgage debt secured by the AMOCO Building in New Orleans, Louisiana, and by seven mortgage notes receivable in the amount of $16.0 million. The Trust received net cash of $11.9 million after the payoff of $3.8 million in existing mortgage debt, the payment of various closing costs associated with the financing and the funding of a $1.0 million tenant improvement escrow. The new mortgage bears interest at 8.7% per annum, requires monthly payments of interest only and matures in March 2001.

The mortgage debt secured by the above three New Orleans properties is cross-collateralized. Both BCM and CMET have guaranteed the monthly interest payments. The lender has committed to lend CMET an additional $163.0 million during the next twenty-four months. In exchange for this commitment, the lender may record a second

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17. SUBSEQUENT EVENTS (Continued)

lien mortgage on the New Orleans properties of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to CMET or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans are funded.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST         SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                         Cost
                                                                       Capitalized
                                                                       Subsequent
                                                                           to          Gross Amounts of Which Carried
                                             Initial Cost to Trust     Acquisition             at End of Year
                                           ------------------------   -------------  ------------------------------------
                                                       Buildings &    Improvements              Buildings &
  Property/Location        Encumbrances      Land      Improvements   & Adjustments    Land     Improvements     Total(1)
---------------------      ------------    --------    ------------   -------------  --------   ------------     ---------
                                                                                      (dollars in thousands)
Properties Held for Investment
------------------------------
Apartments
----------
4242 Cedar Springs .........  $1,394        $  372        $1,117        $   38        $  372        $1,155        $1,527
   Dallas, TX
Apple Creek ................   1,783           167           946           256           167         1,202         1,369
   Dallas, TX
Camelot ....................   3,043         1,230         2,870           125         1,230         2,995         4,225
   Largo, FL
Country Crossings ..........   2,708           772         2,444           144           772         2,588         3,360
   Tampa, FL
Cypresstree ................   2,600           661         2,644            --           661         2,644         3,305
   Houston, TX
Eagle Rock .................   3,263           889         3,556            --           889         3,556         4,445
   Los Angeles, CA
El Chapparal ...............   2,624           279         2,821           523           279         3,344         3,623
   San Antonio, TX
Fairways ...................   1,980           657         1,532           109           657         1,641         2,298
   Longview, TX
Forest Ridge ...............   1,206           212           849            85           212           934         1,146
   Denton, TX
Fountain Lake ..............   2,765           861         2,585            20           861         2,605         3,466
   Texas City, TX
Glenwood ...................   2,814           877         3,506            --           877         3,506         4,383
   Addison, TX
Grove Park .................   4,752           942         3,767            35           942         3,802         4,744
   Plano, TX
Heritage on the River ......   7,979         2,070         6,211           246         2,070         6,457         8,527
   Jacksonville, FL
In the Pines ...............   5,885         1,288         5,154           433         1,288         5,587         6,875
   Gainesville, FL
Madison at Bear Creek ......   2,677           738         2,950            22           738         2,972         3,710
   Houston, Texas
McCallum Crossing ..........   6,280         2,005         6,017            66         2,005         6,083         8,088
   Dallas, TX
McCallum Glen ..............   5,175         1,257         5,027            73         1,257         5,100         6,357
   Dallas, TX
Oak Park IV ................      --           224           674            27           224           701           925
   Clute, TX
Oak Run ....................   2,598           788         3,152            60           788         3,212         4,000
   Pasadena, TX
Park at Colonnade ..........   4,200           887         3,546           358           887         3,904         4,791
   San Antonio, TX
Park Lane ..................   1,186           175           978            99           175         1,077         1,252
   Dallas, TX
Parkwood Knoll .............   4,938         1,659         4,975            63         1,659         5,038         6,697
   San Bernardino, CA


                                                                               Life On Which
                                                                                Depreciation
                                                                                 in Latest
                                                                                 Statement
                            Accumulated         Date of           Date         of Operations
                            Depreciation      Construction       Acquired       is Computed
                            ------------      ------------       --------      -------------
Properties Held for Investment
------------------------------
Apartments
----------
4242 Cedar Springs .........  $  164              1984            Jun-92        5-40 years
   Dallas, TX
Apple Creek ................     321              1971            Dec-90        5-40 years
   Dallas, TX
Camelot ....................     386              1975            Aug-93        5-40 years
   Largo, FL
Country Crossings ..........     400              1973            Apr-93        5-40 years
   Tampa, FL
Cypresstree ................      16              1980            Oct-97          40 years
   Houston, TX
Eagle Rock .................      37              1984            Aug-97          40 years
   Los Angeles, CA
El Chapparal ...............   1,140              1963            Jan-88        5-40 years
   San Antonio, TX
Fairways ...................     265              1980            Mar-93        5-40 years
   Longview, TX
Forest Ridge ...............     188              1975            Nov-91        5-40 years
   Denton, TX
Fountain Lake ..............     253              1975            Feb-94        5-40 years
   Texas City, TX
Glenwood ...................     100              1975            Nov-96          40 years
   Addison, TX
Grove Park .................     153              1979            Jun-96        5-40 years
   Plano, TX
Heritage on the River ......     374              1973            Dec-95        5-40 years
   Jacksonville, FL
In the Pines ...............     575              1972            Dec-94        5-40 years
   Gainesville, FL
Madison at Bear Creek ......      74              1975            Jan-97        5-40 years
   Houston, Texas
McCallum Crossing ..........     595              1985            Mar-94        5-40 years
   Dallas, TX
McCallum Glen ..............     324              1986            Jul-95        5-40 years
   Dallas, TX
Oak Park IV ................      75              1981            Jun-94        5-40 years
   Clute, TX
Oak Run ....................      87              1982            Dec-96        5-40 years
   Pasadena, TX
Park at Colonnade ..........     190              1975            Jul-96        5-40 years
   San Antonio, TX
Park Lane ..................     257              1972            Dec-90        5-40 years
   Dallas, TX
Parkwood Knoll .............     426              1986            Aug-94        5-40 years
   San Bernardino, CA

                      CONTINENTAL MORTGAGE AND EQUITY TRUST         SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        (Continued)
                                December 31, 1997

                                                                         Cost
                                                                       Capitalized
                                                                       Subsequent
                                                                           to          Gross Amounts of Which Carried
                                             Initial Cost to Trust     Acquisition             at End of Year
                                           ------------------------   -------------  ------------------------------------
                                                       Buildings &    Improvements              Buildings &
  Property/Location        Encumbrances      Land      Improvements   & Adjustments    Land     Improvements     Total(1)
---------------------      ------------    --------    ------------   -------------  --------   ------------     ---------
                                                                                      (dollars in thousands)
Properties Held for Investment - (Continued)
------------------------------
Pierce Tower ...............  $ 1,917       $   566     $ 2,262        $    31        $   566     $ 2,293        $ 2,859
   Denver, CO
Quail Oaks .................    1,276            90       2,160            141             90       2,301          2,391
   Balch Springs, TX
Somerset ...................    3,200           936       2,811             77            936       2,888          3,824
   Texas City, TX
Stone Oak ..................    3,134           649       2,598            187            649       2,785          3,434
   San Antonio, TX
Sunset Lake ................    7,779         1,626       6,544            514          1,626       7,058          8,684
   Waukegan, IL
Trails at Windfern .........    3,366           870       3,479             64            870       3,543          4,413
   Houston, TX
Willow Creek ...............    1,796           608       1,832             31            608       1,863          2,471
   El Paso, TX
Will-O-Wick ................    3,279           747       2,990            109            747       3,099          3,846
   Pensacola, FL
Willow Wick ................      865           324       1,305             28            324       1,333          1,657
   North Augusta, SC
Woodbridge .................    2,955           899       2,099            157            899       2,256          3,155
   Westminster, CO

Industrial Warehouses
---------------------
4050 Getwell ...............      805           415       2,239             61            415       2,300          2,715
   Memphis, TN
5360 Tulane ................      215            95         514             11             95         525            620
   Atlanta, GA
Brookfield Corporate
   Center ..................    2,722           727       2,909             --            727       2,909          3,636
   Chantilly, VA
Central Storage ............    1,335           464       1,856            251            464       2,107          2,571
   Dallas, TX
Kelly Warehouses ...........    4,975         1,136       4,856            350          1,136       5,206          6,342
   Dallas, TX
McLeod Commerce Center .....    2,133           673       2,693            262            673       2,955          3,628
   Orlando, FL
Northgate Distribution .....    4,688           876       3,505            375            876       3,880          4,756
   Marietta, GA
Shady Trail ................      542           145         581             51            145         632            777
   Dallas, TX
Space Center ...............      727           247       1,332             25            247       1,357          1,604
   San Antonio, TX
Sullyfield Commercial
   Center ..................    8,800         2,299       9,196            408          2,299       9,604         11,903
   Chantilly, VA

Office  Buildings
-----------------
3400 Carlisle ..............    4,500         1,122       4,487             38          1,122       4,525          5,647
   Dallas, TX
Amoco ......................    2,574(2)      1,233       4,933          2,637          1,233       7,570          8,803
   New Orleans, LA


                                                                               Life On Which
                                                                                Depreciation
                                                                                 in Latest
                                                                                 Statement
                            Accumulated         Date of           Date         of Operations
                            Depreciation      Construction       Acquired       is Computed
                            ------------      ------------       --------      -------------
Properties Held for Investment - (Continued)
------------------------------
Pierce Tower ...............  $   193              1958            Sep-94        5-40 years
   Denver, CO
Quail Oaks .................      767              1982            Feb-87        5-40 years
   Balch Springs, TX
Somerset ...................      306              1985            Dec-93        5-40 years
   Texas City, TX
Stone Oak ..................      642              1978            Mar-90        5-40 years
   San Antonio, TX
Sunset Lake ................      686              1969            Sep-94        5-40 years
   Waukegan, IL
Trails at Windfern .........       60              1975            May-97        5-40 years
   Houston, TX
Willow Creek ...............      186              1972            May-94        5-40 years
   El Paso, TX
Will-O-Wick ................      214              1974            May-95        5-40 years
   Pensacola, FL
Willow Wick ................       77              1971            Nov-95        5-40 years
   North Augusta, SC
Woodbridge .................      217              1968            Sep-94        5-40 years
   Westminster, CO

Industrial Warehouses
---------------------
4050 Getwell ...............      802              1970            Nov-97        5-40 years
   Memphis, TN
5360 Tulane ................      184              1970            Nov-97        5-40 years
   Atlanta, GA
Brookfield Corporate
   Center ..................      151              1990            Dec-95          40 years
   Chantilly, VA
Central Storage ............      111              1966            Apr-96        5-40 years
   Dallas, TX
Kelly Warehouses ...........      556         1966-1973            Mar-95        5-40 years
   Dallas, TX
McLeod Commerce Center .....      290              1985            Sep-94        5-40 years
   Orlando, FL
Northgate Distribution .....      530              1987            Nov-93        5-40 years
   Marietta, GA
Shady Trail ................       20              1970            Sep-96        5-40 years
   Dallas, TX
Space Center ...............      477              1970            Nov-97        5-40 years
   San Antonio, TX
Sullyfield Commercial
   Center ..................      679              1986            Feb-95        5-40 years
   Chantilly, VA

Office  Buildings
-----------------
3400 Carlisle ..............      173              1985            Jul-96        5-40 years
   Dallas, TX
Amoco ......................      520              1977            Apr-96        5-40 years
   New Orleans, LA

                      CONTINENTAL MORTGAGE AND EQUITY TRUST         SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        (Continued)
                                December 31, 1997

                                                                         Cost
                                                                       Capitalized
                                                                       Subsequent
                                                                           to          Gross Amounts of Which Carried
                                             Initial Cost to Trust     Acquisition             at End of Year
                                           ------------------------   -------------  ------------------------------------
                                                       Buildings &    Improvements              Buildings &
  Property/Location        Encumbrances      Land      Improvements   & Adjustments    Land     Improvements     Total(1)
---------------------      ------------    --------    ------------   -------------  --------   ------------     ---------
                                                                                      (dollars in thousands)
Properties Held for Investment - (Continued)                               (dollars in thousands)
------------------------------
Office  Buildings - Continued
-----------------
Bay Plaza ..............  $   3,067        $     895    $   3,582    $      --         $   895   $   3,582        $   4,477
   Tampa, FL
Durham Centre ..........     14,438            4,233       16,932           --           4,233      16,932           21,165
   Durham, NC
Hampton Court ..........      6,300            1,610        6,439          196           1,610       6,635            8,245
   Dallas, TX
Jefferson ..............      9,100            2,774       11,096          208           2,774      11,304           14,078
   Washington, DC
NASA ...................         --              410        3,319       (1,098)            410       2,221            2,631
   Houston, TX
Westgrove Air Plaza ....      1,188              501        2,004           --             501       2,004            2,505
   Addison, TX
Windsor Plaza ..........         --            1,429        4,441         (592)          1,429       3,849            5,278
   Windcrest, TX

Shopping Centers
----------------
Promenade ..............      5,448            1,749        6,995          (11)          1,749       6,984            8,733
   Highlands Ranch, CO
Rio Pinar ..............      5,395            3,190        5,205          346           3,190       5,551            8,741
   Orlando, FL

Land
----
5700 Tulane ............         --               --           --           --              --          --               --
   Atlanta, GA
McKinney 140 ...........      1,625            2,728           --           --           2,728          --            2,728
   McKinney, TX
OPUBCO .................      4,167(3)         3,242           --           --           3,242          --            3,242
   Collin County, TX
Stacy Road .............      1,642            2,665           --           --           2,665          --            2,665
   Allen, TX
State Highway 121 ......         --(3)         4,354           --           --           4,354          --            4,354
   Collin County, TX
Watters Road ...........         --(3)         1,787           --           --           1,787          --            1,787
   Collin County, TX
                          ---------        ---------    ---------    ---------       ---------   ----------      ----------
                            187,803           67,324      194,515        7,639          67,324      202,154         269,478
                          ---------        ---------    ---------    ---------       ---------   ----------      ----------

Properties Held for Sale
------------------------
Apartments
----------
Edgewood ...............      9,343              598        6,872        1,494             598       8,366            8,964
   Lansing, IL
Shadowridge ............         --               85          338          138              85         476              561
   Rock Springs, WY

Industrial Warehouse
--------------------
Ogden ..................         --               52        1,568          208              52       1,776            1,828
   Ogden, UT


                                                                               Life On Which
                                                                                Depreciation
                                                                                 in Latest
                                                                                 Statement
                            Accumulated         Date of           Date         of Operations
                            Depreciation      Construction       Acquired       is Computed
                            ------------      ------------       --------      -------------
Properties Held for Investment - (Continued)                               (dollars in thousands)
------------------------------
Office  Buildings - Continued
-----------------
Bay Plaza ..............     $      52          1974             Jun-97          40 years
   Tampa, FL
Durham Centre ..........           212          1988             Jul-97          40 years
   Durham, NC
Hampton Court ..........           313          1987             Mar-96        5-40 years
   Dallas, TX
Jefferson ..............           256          1963             Feb-97        5-40 years
   Washington, DC
NASA ...................         1,223          1979             Oct-85        5-40 years
   Houston, TX
Westgrove Air Plaza ....            13          1982             Oct-97          40 years
   Addison, TX
Windsor Plaza ..........         1,862          1984             Nov-86        5-40 years
   Windcrest, TX

Shopping Centers
----------------
Promenade ..............           273          1985             Jul-96        5-40 years
   Highlands Ranch, CO
Rio Pinar ..............           949          1984             Dec-91        5-40 years
   Orlando, FL

Land
----
5700 Tulane ............            --            --             Nov-97                --
   Atlanta, GA
McKinney 140 ...........            --            --             Aug-97                --
   McKinney, TX
OPUBCO .................            --            --             Jun-97                --
   Collin County, TX
Stacy Road .............            --            --             Apr-97                --
   Allen, TX
State Highway 121 ......            --            --             Oct-96                --
   Collin County, TX
Watters Road ...........            --            --             Feb-97                --
   Collin County, TX
                            ----------
                                19,394
                            ----------

Properties Held for Sale
------------------------
Apartments
----------
Edgewood ...............         3,024          1972             Aug-87        5-40 years
   Lansing, IL
Shadowridge ............            89          1973             Jan-91        5-40 years
   Rock Springs, WY

Industrial Warehouse
--------------------
Ogden ..................           608          1979             Jan-86        5-40 years
   Ogden, UT

                      CONTINENTAL MORTGAGE AND EQUITY TRUST         SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        (Continued)
                                December 31, 1997




                                                                         Cost
                                                                       Capitalized
                                                                       Subsequent
                                                                           to          Gross Amounts of Which Carried
                                             Initial Cost to Trust     Acquisition             at End of Year
                                           ------------------------   -------------  ------------------------------------
                                                       Buildings &    Improvements              Buildings &
  Property/Location        Encumbrances      Land      Improvements   & Adjustments    Land     Improvements     Total(1)
---------------------      ------------    --------    ------------   -------------  --------   ------------     ---------
                                                                                      (dollars in thousands)
Properties Held for Sale - (Continued)
------------------------
Office  Building
----------------
Pinemont ................... $     419   $     175      $     526      $       5     $     175   $     531    $      706
   Houston, TX

Land
----
Del Ray Forum ..............        --       1,202             --           (402)(4)       800          --           800
   Miami, FL
Northwest Crossing .........        --       1,238             --           (339)(5)       899          --           899
   Houston, TX
Round Mt ...................        --       5,740             --         (4,140)(4)     1,600          --         1,600
   Austin, TX

                             ---------   ---------      ---------      ---------     ---------   ---------    ----------
                                 9,762       9,090          9,304         (3,036)        4,209      11,149        15,358
                             ---------   ---------      ---------      ---------     ---------   ---------    ----------

                             $ 197,565   $  76,414      $ 203,819      $   4,603     $  71,533   $ 213,303    $  284,836
                             =========   =========      =========      =========     =========   =========    ==========


                                                                               Life On Which
                                                                                Depreciation
                                                                                 in Latest
                                                                                 Statement
                            Accumulated         Date of           Date         of Operations
                            Depreciation      Construction       Acquired       is Computed
                            ------------      ------------       --------      -------------
Properties Held for Sale - (Continued)
------------------------
Office  Building
----------------
Pinemont ................... $       27        1979               Dec-93        5-40 years
   Houston, TX

Land
----
Del Ray Forum ..............         --          --               May-86                --
   Miami, FL
Northwest Crossing .........         --          --               Dec-93                --
   Houston, TX
Round Mt ...................         --          --               Dec-86                --
   Austin, TX

                             ----------
                                  3,748
                             ----------

                             $   23,142
                             ==========






















(1)  The aggregate cost for federal income tax purposes is $303.1 million.
(2)  The Amoco loan is also collateralized by seven mortgage notes receivable.
(3) The OPUBCO land is also collateralized by the State Highway 121 and the Watters Road land.
(4) The carrying value of this property was reduced to the Trust's estimate of fair value minus estimated costs of sale.
(5)  Sale of a portion of land.

                                                                    SCHEDULE III
                                                                    (Continued)



                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION





                                                        1997              1996              1995
                                                     ---------         ---------         ---------
                                                                 (dollars in thousands)
Reconciliation of Real Estate

Balance at January 1, .......................        $ 237,636         $ 205,269         $ 162,823

   Additions
      Acquisitions and improvements .........           72,897            74,414            42,306
      Foreclosure ...........................               --                --               891
      Other .................................            4,919                --                --
   Deductions
      Sales .................................          (30,616)          (27,868)              (51)
      Permanent write-downs .................               --            (4,648)             (700)
      Foreclosure ...........................               --            (9,531)               --
                                                     ---------         ---------         ---------

Balance at December 31, .....................        $ 284,836         $ 237,636         $ 205,269
                                                     =========         =========         =========


Reconciliation of Accumulated
   Depreciation

Balance at January 1, .......................        $  17,438         $  17,735         $  13,459

   Additions
      Depreciation ..........................            6,236             4,819             4,279
      Other .................................            1,427                --                --

   Deductions
      Sales .................................           (1,959)           (4,063)               (3)
      Foreclosure ...........................               --            (1,053)               --
                                                     ---------         ---------         ---------

Balance at December 31, .....................        $  23,142         $  17,438         $  17,735
                                                     =========         =========         =========

                      CONTINENTAL MORTGAGE AND EQUITY TRUST          SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997



                              Interest  Maturity                                                              Prior     Face Amount
    Description                 Rate      Date                  Periodic Payment Terms                        Liens     of Mortgage
-------------------           --------  --------    ---------------------------------------------            -------    -----------
                                                                                                              (dollars in thousands)
FIRST MORTGAGE LOANS

Buena Vista Office             12.00%     7/93      Monthly principal and interest payments                  $    -     $     700
------------------
secured by office                                   of $8,870.
building in
Titusville, FL.

Country Elms                    8.00%     5/02      Monthly interest only payments through                         --         380
------------
secured by mobile home                              June 1993.  Monthly principal and interest
park in Galesburg, IL.                              payments of $3,154.

Cypress Creek                   8.00%     2/09      Monthly payments of principal and interest.                 1,383       1,800
-------------
secured by office                to
building in Ft.                 9.00%
Lauderdale, FL.

English Hills                   8.50%     6/99      Monthly payments of interest only through June                 --         590
-------------
secured by apartment             to                 1995.  Monthly payments of principal and
complex in Tampa, FL.           9.00%               interest thereafter.

Forest Ridge                    7.50%     5/01      Monthly payments of principal and interest.                    --         365
------------
secured by shopping              to
center in Denton, TX.           8.30%

Residential - various          10.00%    02/05      Monthly fixed principal and                                    --         432
---------------------
5 mortgages secured              to        to       interest payments.
by 5 homes in AZ               11.50%    04/18
and HI.

JUNIOR MORTGAGE LOAN

Signature Athletic Club        12.00%    10/98      Monthly payments of interest only to the                       --       1,500
-----------------------
secured by a building                               extent of available cash flow.  Unpaid
housing a health club                               interest compounded into principal as of
in Dallas, TX.                                      January 1 of each year.
                                                                                                             --------   ---------
                                                                                                             $  1,383   $   5,767
                                                                                                             ========   =========
Interest receivable
Allowance for estimated losses

                                                      Principal Amount of
                                Carrying Amounts        Loans Subject to
                                  of Mortgage         Delinquent Principal
    Description                 Net of Discount(1)        or Interest
-------------------             ------------------    --------------------
FIRST MORTGAGE LOANS

Buena Vista Office                 $     700(2)         $     700
------------------
secured by office
building in
Titusville, FL.

Country Elms                             242(3)                --
------------
secured by mobile home
park in Galesburg, IL.

Cypress Creek                          1,386                   --
-------------
secured by office
building in Ft.
Lauderdale, FL.

English Hills                            553(3)                --
-------------
secured by apartment
complex in Tampa, FL.


Forest Ridge                             311(3)                --
------------
secured by shopping
center in Denton, TX.

Residential - various                    333(3)                --
---------------------
5 mortgages secured
by 5 homes in AZ
and HI.

JUNIOR MORTGAGE LOAN

Signature Athletic Club                1,500(2)                --
-----------------------
secured by a building
housing a health club
in Dallas, TX.
                                   ---------            ---------
                                       5,025            $     700
                                                        =========

Interest receivable                       85
Allowance for estimated losses        (1,481)
                                   ---------
                                   $   3,629
                                   =========


(1)  The aggregate cost for federal income tax purposes is $5.1 million.
(2) An allowance for estimated loss has been provided to reduce the carrying value of this mortgage to the Trust's estimate of net realizable value of the collateral securing such note.
(3) These loans are pledged as additional collateral on the note payable secured by the Amoco Building.

                                                                     SCHEDULE IV
                                                                     (Continued)



                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                          MORTGAGE LOANS ON REAL ESTATE




                                                       1997            1996             1995
                                                     --------        --------         --------
                                                               (dollars in thousands)
Balance at January 1, .......................        $  8,304        $  6,366         $ 10,989


   Additions
      Funding of notes receivable ...........              73           2,000               --
      Loans from sales of properties ........              --             750               --
      Amortization of discount ..............              74              27               39

   Deductions
      Collections of principal ..............           3,426            (837)          (1,080)
      Foreclosures ..........................              --              --             (891)
      Discount on payoff ....................              --              --             (541)
      Write off of uncollectible
         mortgage notes receivable ..........              --              --           (2,150)
      Other .................................              --              (2)              --
                                                     --------        --------         --------


Balance at December 31, .....................        $  5,025        $  8,304         $  6,366
                                                     ========        ========         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.


                      -----------------------------------


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


TED P. STOKELY: Age 64, Trustee (Independent) (since April 1990) and Chairman of the Board (since January 1995).

     General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid Consultant (since January 1993) and paid Consultant (April 1992 to December
     1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; President (April 1992 to April 1994) of PSA Group; Executive Vice President (1987 to 1991) of Key Companies Inc.; Trustee (April 1990 to August 1994) of National Income Realty Trust ("NIRT"); and Director (since April 1990) and Chairman of the Board (since January 1995) of Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI").

Trustees (Continued)

RICHARD W. DOUGLAS:  Age 50, Trustee (Independent) (since January 1998).

     President (since 1991) of Dallas Chamber of Commerce; President (1988 to
     1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; and Director (since January 1998) of IORI and TCI.

LARRY E. HARLEY:  Age 57, Trustee (Independent) (since January 1998).

     President (1993 to 1997) and Executive Vice President (1992 to 1993) of U.S. Operations, Executive Vice President (1989 to 1992) and Senior Vice President (1986 to 1989) of Distribution Operations, Director of Marketing (1984 to 1986), and Manager of North Central Distribution Center (1974 to
     1984) of Mary Kay Cosmetics; and Director (since January 1998) of IORI and TCI.

R. DOUGLAS LEONHARD:  Age 61, Trustee (Independent) (since January
1998).

     Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to 1985) of The Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to 1973) of Exxon Corp.; and Director (since January 1998) of IORI and TCI.

MURRAY SHAW:  Age 66, Trustee (Independent) (since February 1998).

     Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; and Director (since February 1998) of IORI and TCI.

MARTIN L. WHITE:  Age 58, Trustee (Independent) (since January 1995).

     Chief Executive Office (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to 1986) of Arpact, Inc., a government contractor for small business development and trade; and Director (since January 1995) of IORI and TCI.

EDWARD G. ZAMPA:  Age 63, Trustee (Independent) (since January 1995).

     General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of IORI and TCI.

Board Committees

The Trust's Board of Trustees held eight meetings during 1997. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (i) the total number of meetings held by the Board of Trustees during the period for which he had been a Trustee and (ii) the total number of meetings held by all committees of the Board of Trustees on which he served during the period that he served, except for Mr. White, who attended only one of the two meetings of the Audit Committee.

The Trust's Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1997.

The Trust's Board of Trustees has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Trust's Board of Trustees on the services provided to the Trust by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee did not meet in 1997. The Board Development Committee reviews and reports to the Trust's Board of Trustees on the membership, compensation and functions of the Board of Trustees. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1997.

The Trust's Board of Trustees does not have Nominating or Compensation
Committees.

Executive Officers

The following persons currently serve as executive officers of the Trust:
Randall M. Paulson, President; Karl L. Blaha, Executive Vice President - Commercial Asset Management; Bruce A. Endendyk, Executive Vice President; and Thomas A. Holland, Executive Vice President and Chief Financial Officer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions






                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Executive Officers (Continued)

and offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.


RANDALL M. PAULSON: Age 51, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

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


KARL L. BLAHA: Age 50, Executive Vice President - Commercial Asset Management (since July 1997).

     Executive Vice President- Commercial Asset Management (since July 1997) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, IORI, TCI, and SAMI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by BCM; President and Director (since 1996) of First Equity; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Partner - Director of National Real Estate Operations (August 1988 to March 1992) of First Winthrop Corporation; Corporate Vice President (April 1984 to August 1988) of Southmark Corporation ("Southmark"); and President March 1986 to August 1988) of Southmark Commercial Management.




                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

Executive Officers (Continued)


BRUCE A. ENDENDYK:  Age 49, Executive Vice President (since January
1995).

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


THOMAS A. HOLLAND: Age 55, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

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





                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ROBERT A. WALDMAN: Age 45, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

     Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of IORI and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; Vice President (December 1990 to February 1994) and Secretary (December 1993 to February 1994) of NIRT and VPT; and Director (February 1987 to October 1989) and General Counsel and Secretary (1985 to October
     1989) of Red Eagle Resources Corporation (oil and gas).

DREW D. POTERA:  Age 38, Vice President (since December 1996) and
Treasurer (since December 1990).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, the Trust's Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their ownership of the Trust's shares and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during 1997. All of these filing requirements were satisfied by its Trustees and executive officers and ten percent holders. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

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

BCM has served as the Trust's advisor since March 1989. BCM is a corporation of which Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Prior to December 22, 1989, Mr. Phillips served as a director of BCM, and until September 1, 1992, as Chief Executive Officer of BCM. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

At the Trust's annual meeting of shareholders held on May 8, 1997, the Trust's shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of the Trust's shareholders. Subsequent renewals of the Trust's Advisory Agreement with BCM require the approval of the Trust's shareholders.

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

The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of

The Advisor (Continued)

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

Under the Advisory Agreement (as required by the Trust's Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor to the Trust if the Operating Expenses of the Trust (as defined in the Trust's Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income of the Trust during such fiscal year. The effect of this limitation was to require that BCM refund $606,000 of the annual advisory fee for 1997.

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

MICKEY N. PHILLIPS:                 Director

RYAN T. PHILLIPS:                   Director

RANDALL M. PAULSON:                 President

KARL L. BLAHA:                      Executive Vice President - Commercial Asset
                                    Management

BRUCE A. ENDENDYK:                  Executive Vice President

THOMAS A. HOLLAND:                  Executive Vice President and Chief Financial
                                    Officer

A. CAL ROSSI, JR.:                  Executive Vice President

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

Property Management

Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, which is 50% owned by BCM, (ii) Gene E. Phillips and, (iii) a trust for the benefit of the children of Mr. Phillips.

Real Estate Brokerage

Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, which is owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Trust. Carmel Realty is entitled to receive a commission for property acquisitions and sales by the Trust in accordance with the following sliding scale of total fees to be paid by the
Trust: (i) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (ii) maximum fee of 4% on transaction amounts between $2.0 million - $5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (iii) maximum fee

Real Estate Brokerage (Continued)

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

During 1997, $87,000 was paid to the Independent Trustees in total Trustees' fees for all services, including the annual fee for service during the period January 1, 1997 through December 31, 1997, and 1997 special service fees as follows: Ted P. Stokely, $16,500; Edward L. Tixier, $15,000; Martin L. White, $15,000; and Edward G. Zampa, $40,500.

Performance Graph

The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1992 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.


==================================================================================================================
                              1992           1993           1994           1995           1996           1997
------------------------------------------------------------------------------------------------------------------
THE TRUST                    100.00         216.92         263.56         265.32         344.10         483.89
------------------------------------------------------------------------------------------------------------------
S&P 500 INDEX                100.00         109.99         111.43         153.13         188.29         251.13
------------------------------------------------------------------------------------------------------------------
REIT INDEX                   100.00         121.18         126.03         155.01         200.51         222.07
==================================================================================================================


                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for those persons or entities known by the Trust to be beneficial owners of more than 5% of its shares of beneficial interest as of the close of business on March 6, 1998.

                                        Amount and Nature
    Name and Address of                   of Beneficial            Percent of
     Beneficial Owner                       Ownership               Class (1)
--------------------------             ------------------         ----------

American Realty Trust, Inc.               1,633,820                  40.6%
10670 N. Central Expressway
Suite 300
Dallas, Texas 75231

Basic Capital Management, Inc.              574,114                  14.3%
10670 N. Central Expressway
Suite 600
Dallas, Texas 75231

(1) Percentages are based upon 4,021,447 shares of beneficial interest outstanding at March 6, 1998.

Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 6, 1998.

                                       Amount and Nature
                                         of Beneficial            Percent of
 Name of Beneficial Owner                  Ownership               Class (1)
--------------------------             ------------------         ----------
All Trustees and Executive                2,207,934 (2)              54.9%
Officers as a group
(11 individuals)

---------------------------

(1) Percentage is based upon 4,021,447 shares of beneficial interest issued and outstanding at March 6, 1998.

(2) Includes 1,633,820 shares owned by ART and 574,114 shares owned by BCM of which the executive officers of the Trust may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Trust's executive officers disclaim beneficial ownership of such shares. Each of the directors of ART, may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain Business Relationships

In February 1989, the Trust's Board of Trustees voted to retain BCM as the Trust's advisor. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT - The Advisor." BCM is a company of which Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

Since February 1, 1991, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (i) First Equity, which is 50% owned by BCM, (ii) Mr. Phillips and (iii) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, which is a company owned by First Equity.

Prior to December 1, 1992, affiliates of BCM provided brokerage services to the Trust and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, the Trust has engaged, on a non-exclusive basis, Carmel Realty to perform brokerage services to the Trust. Carmel Realty is a company owned by First Equity.

The Trustees and officers of the Trust also serve as directors and officers of IORI and TCI. The Trustees owe fiduciary duties to such entities as well as to the Trust under applicable law. IORI and TCI have the same relationship with BCM as the Trust. Mr. Phillips is a general partner of SAMLP, the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. BCM also serves as advisor to ART. Mr. Phillips served as Chairman of the Board and as a director of ART until November 16, 1992. Messrs. Paulson, Blaha, Endendyk and Holland serve as executive officers of ART and SAMI.

From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, Inc., of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995, and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Court.

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

As more fully described in ITEM 2. "PROPERTIES - Real Estate," the Trust is engaged with NIRT in the Sacramento Nine partnership and, until October 1997, was engaged with NIRT in the Indcon, L.P. partnership.

In September 1990, the Trust's Board of Trustees authorized the purchase of up to $2.0 million of the common shares of ART through negotiated or open market transactions. The officers of the Trust also serve as officers of ART. BCM, the Trust's advisor, also serves as advisor to ART and at March 6, 1998 ART owned approximately 40.6% of the Trust's outstanding shares of beneficial interest. At December 31, 1997, the Trust owned 818,088 shares of ART common stock which the Trust had purchased in open market transactions in 1990 and 1991 at a total cost to the Trust of $1.6 million. At December 31, 1997, the market value of the ART shares was $11.8 million. See ITEM 2. "PROPERTIES - Equity Investments in Real Estate Entities."

In December 1990, the Trust's Board of Trustees authorized the purchase of up to $1.0 million of the shares of TCI common stock through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI. The officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. At December 31, 1997, the Trust owned 79,500 shares of TCI common stock which the Trust had purchased in open market transactions in 1990 and 1991 at a total cost to the Trust of $235,000. At December 31, 1997, the market value of the TCI common stock was $1.3 million. See ITEM 2. "PROPERTIES - Equity Investments in Real Estate Entities."

In 1997, the Trust paid BCM and its affiliates $2.5 million in advisory, net income and incentive sales fees, $3.3 million in real estate brokerage commissions, $383,000 in mortgage brokerage and equity refinancing fees, and $1.8 million in property and construction management fees and leasing commissions (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements from the Trust of $1.1 million in 1997.

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

Pursuant to the terms of the Modification of Stipulation of Settlement (the "Olive Modification") in the Olive Litigation, as more fully discussed in ITEM
3. "LEGAL PROCEEDINGS - Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Trust's Board of Trustees. In addition, such

Restrictions on Related Party Transactions (Continued)

related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Trust's Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

The Olive Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Olive Modification, require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of the Trust's shareholders. The Olive Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and IORI, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Gene E. Phillips, William S. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.

An Amendment to the Olive Modification (the "Olive Amendment") was approved by the Court on July 3, 1997. The Olive Amendment requires that additional requirements be met for certain transactions with affiliates ("Affiliated Transaction"). Independent counsel to the Board must review, advise and report to the Trust's Board of Trustees on any Affiliated Transaction prior to its consideration and approval by the Trust's Board of Trustees and the Trust's Board of Trustees must unanimously approve the transaction after receiving independent counsel's advice and report. In addition, a notice must be given to the plaintiffs' counsel at least 10 days prior to the closing of the transaction and during such 10 day period plaintiffs' counsel is entitled to seek a Court order prohibiting consummation of the transaction. Neither BCM nor any of its affiliates may receive any fees or commissions in connection with an Affiliated Transaction.








                     [THIS SPACE INTENTIONALLY LEFT BLANK.]

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this Report:

1.     Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets -
   December 31, 1997 and 1996

Consolidated Statements of Operations -
   Years Ended December 31, 1997, 1996 and 1995

Consolidated Statements of Shareholders' Equity Years Ended December 31, 1997,
   1996 and 1995

Consolidated Statements of Cash Flows Years Ended December 31, 1997, 1996 and
   1995

Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

Schedule III -  Real Estate and Accumulated Depreciation

Schedule IV  -  Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.


3.     Exhibits

The following documents are filed as Exhibits to this report:


 Exhibit
 Number                                   Description
---------        ---------------------------------------------------------------
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (Continued)


Exhibit
Number                                    Description
---------        ---------------------------------------------------------------
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

 27.0            Financial Data Schedule, filed herewith.


(b)              Reports on Form 8-K:

                 A Current Report on Form 8-K, dated October 16, 1997, was filed with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of Westgrove Air Plaza and Cypresstree Apartments.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONTINENTAL MORTGAGE AND EQUITY TRUST




Dated:        March 20, 1998               By:    /s/ Randall M. Paulson
      --------------------------              ----------------------------------
                                              Randall M. Paulson
                                              President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




                                           By:    /s/ Ted P. Stokely
                                              ----------------------------------
                                              Ted P. Stokely
                                              Chairman of the Board
                                              and Trustee




By:     /s/ Richard W. Douglas             By:    /s/ Murray Shaw
   -----------------------------              ----------------------------------
   Richard W. Douglas                         Murray Shaw
   Trustee                                    Trustee




By:     /s/ Larry E. Harley                By:    /s/ Martin L. White
   -----------------------------              ----------------------------------
   Larry E. Harley                            Martin L. White
   Trustee                                    Trustee




By:     /s/ R. Douglas Leonhard            By:    /s/ Edward G. Zampa
   -----------------------------              ----------------------------------
   R. Douglas Leonhard                        Edward G. Zampa
   Trustee                                    Trustee





Dated:        March 20, 1998               By:    /s/ Thomas A. Holland
      --------------------------              ----------------------------------
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                      CONTINENTAL MORTGAGE AND EQUITY TRUST

                                   EXHIBITS TO
                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1997






Exhibit
Number                            Description                    Page
-------                     ------------------------             ----
  27.0                      Financial Data Schedule.             94