Form 10-Q
period 1998-03-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1998-05-14
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998
                                                 ----------------


                         Commission File Number 0-10503
                                               ---------


                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          California                                           94-2738844
--------------------------------                          --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


10670 North Central Expressway, Suite 300, Dallas, TX            75231
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


                                 (214) 692-4700
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Shares of Beneficial Interest,
        no par value                                     4,006,470
------------------------------               -------------------------------
          (Class)                            (Outstanding at April 30, 1998)

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


                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,       December 31,
                                                                             1998              1997
                                                                         ------------      ------------
                                                                             (dollars in thousands)
                              Assets

Notes and interest receivable
   Performing ......................................................     $      2,836      $      2,853
   Nonperforming and/or nonaccruing ................................            2,257             2,257
                                                                         ------------      ------------
                                                                                5,093             5,110

Less - allowance for estimated losses ..............................           (1,481)           (1,481)
                                                                         ------------      ------------
                                                                                3,612             3,629

Foreclosed real estate held for sale, net of
   accumulated depreciation ($725 in 1998 and
   1997) ...........................................................            5,670             5,670

Real estate under contract for sale, net of
   accumulated depreciation ($3,024 in 1997) .......................               --             5,940

Real estate held for investment, net of accumulated
   depreciation ($20,660 in 1998 and $19,393 in 1997) ..............          275,823           250,084
Investment in marketable equity securities of
   affiliate, at market ............................................           13,631            13,042
Cash and cash equivalents ..........................................            7,184             3,088
Other assets (including $351 in 1998 and $791 in
   1997 from affiliates) ...........................................           15,323            17,917
                                                                         ------------      ------------

                                                                         $    321,243      $    299,370
                                                                         ============      ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED BALANCE SHEETS - Continued


                                                                                      March 31,        December 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
                                                                                        (dollars in thousands)
        Liabilities and Shareholders' Equity

Liabilities
Notes and interest payable .....................................................     $    221,527      $    199,712
Other liabilities (including $291 in 1998 and
   $2,381 in 1997 to affiliates) ...............................................            8,338            11,615
                                                                                     ------------      ------------

                                                                                          229,865           211,327

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value; authorized shares, unlimited;
   issued and outstanding, 4,006,470 shares in 1998 and 4,021,470
   shares in 1997 ..............................................................            8,024             8,054
Paid-in capital ................................................................          256,891           257,101
Accumulated distributions in excess of accumulated
   earnings ....................................................................         (185,863)         (188,849)
Net unrealized gains on marketable equity
   securities ..................................................................           12,326            11,737
                                                                                     ------------      ------------

                                                                                           91,378            88,043
                                                                                     ------------      ------------

                                                                                     $    321,243      $    299,370
                                                                                     ============      ============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    For the Three Months
                                                                      Ended March 31,
                                                                 1998                1997
                                                             -------------      -------------
                                                                  (dollars in thousands,
                                                                    except per share)
Revenues
   Rents ...............................................     $      14,810      $      13,069
   Interest ............................................               231                272
                                                             -------------      -------------
                                                                    15,041             13,341

Expenses
   Property operations .................................             8,477              7,705
   Interest ............................................             5,084              3,532
   Depreciation ........................................             2,085              1,520
   Advisory fee to affiliate ...........................               564                444
   Net income fee to affiliate .........................               291                 --
   General and administrative ..........................               604                585
                                                             -------------      -------------
                                                                    17,105             13,786
                                                             -------------      -------------

(Loss) from operations .................................            (2,064)              (445)

Equity in income of partnerships .......................                35                 47
Gain on sale of real estate ............................             5,616                 --
                                                             -------------      -------------

Net income (loss) ......................................     $       3,587      $        (398)
                                                             =============      =============



Earnings per share
Net income (loss) ......................................     $         .89      $        (.10)
                                                             =============      =============



Weighted average shares of beneficial interest
   used in computing earnings per share ................         4,013,236          4,026,197
                                                             =============      =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                  Accumulated
                                            Shares of                             Distributions    Accumulated
                                       Beneficial Interest                        in Excess of       Other
                                    --------------------------       Paid-in       Accumulated    Comprehensive  Shareholders'
                                      Shares          Amount         Capital         Earnings        Income         Equity
                                    ----------      ----------     ----------     ------------    -------------  -------------
                                                           (dollars in thousands, except per share)
Balance, January 1,
   1998 ......................      4,021,470      $    8,054      $  257,101      $ (188,849)     $   11,737     $   88,043


Comprehensive Income

   Net income ................             --              --              --           3,587              --          3,587

   Unrealized gains on
      marketable equity
      securities .............             --              --              --              --             589            589
                                                                                                                  ----------
                                                                                                                       4,176

Repurchase of shares of
   beneficial interest .......        (15,000)            (30)           (210)             --              --           (240)


Distributions ($.15
   per share) ................             --              --              --            (601)             --           (601)
                                   ----------      ----------      ----------      ----------      ----------     ----------



Balance, March 31,
   1998 ......................      4,006,470      $    8,024      $  256,891      $ (185,863)     $   12,326     $   91,378
                                   ==========      ==========      ==========      ==========      ==========     ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Three Months
                                                                            Ended March 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
                                                                        (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected ..............................................     $   14,782      $   13,000
   Interest collected ...........................................             69             439
   Interest paid ................................................         (4,548)         (3,359)
   Payments for property operations .............................        (11,775)        (6,9380
   General and administrative expenses paid .....................           (588)         (1,032)
   Advisory, net income and incentive sales fees
      paid to affiliate .........................................           (675)         (1,033)
   Distributions from partnerships' operating cash
      flow ......................................................             21             124
   Other ........................................................            132             (62)
                                                                      ----------      ----------

      Net cash (used in) provided by operating
          activities ............................................         (2,582)          1,139


Cash Flows from Investing Activities
   Acquisitions of real estate ..................................        (25,653)        (13,998)
   Real estate improvements .....................................           (745)          (5840
   Deposits on pending acquisitions .............................           (495)          (2400
   Proceeds from sale of real estate ............................         14,004              --
   Collections on notes receivable ..............................             26             115
                                                                      ----------      ----------

      Net cash (used in) investing activities ...................        (12,863)        (14,707)


Cash Flows from Financing Activities
   Proceeds from notes payable ..................................         47,912          13,093
   Payments on notes payable ....................................        (26,115)           (825)
   Deferred financing costs .....................................         (1,415)           (374)
   Distributions to shareholders ................................           (601)           (523)
   Repurchase of shares of beneficial interest ..................           (240)             --
                                                                      ----------      ----------

      Net cash provided by financing activities .................         19,541          11,371
                                                                      ----------      ----------


Net increase (decrease) in cash and cash
   equivalents ..................................................          4,096          (2,197)
Cash and cash equivalents, beginning of period ..................          3,088           2,961
                                                                      ----------      ----------

Cash and cash equivalents, end of period ........................     $    7,184      $      764
                                                                      ==========      ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                          For the Three Months
                                                                             Ended March 31,
                                                                      --------------------------
                                                                         1998             1997
                                                                      ----------      ----------
                                                                       (dollars in thousands)
Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities

Net income (loss) ...............................................     $    3,587      $     (398)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Gain on sale of real estate ..................................         (5,616)             --
   Depreciation .................................................          2,085           1,520
   Equity in (income) of partnerships ...........................            (35)            (47)
   (Increase) decrease in interest receivable ...................             (9)            192
   Decrease in other assets .....................................            587             265
   Increase (decrease) in other liabilities .....................         (3,219)            871
   Increase in interest payable .................................             17              23
   Distributions from partnerships' operating cash
      flow ......................................................             21             124
                                                                      ----------      ----------

   Net cash (used in) provided by operating
      activities ................................................     $   (2,582)     $    2,550
                                                                      ==========      ==========



Noncash investing and financing activities

   Notes payable from acquisition of real estate ................     $       --      $    2,700

   Unrealized gain on marketable equity securities ..............            589           8,505



The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2.       MORTGAGE NOTES RECEIVABLE

As more fully discussed in NOTE 4. "NOTES PAYABLE," seven of the Trust's mortgage notes receivable, with a combined principal balance of $1.4 million at December 31, 1997, were pledged as additional collateral on a $2.3 million loan, primarily secured by the AMOCO Office Building in New Orleans, Louisiana. In March 1998, the note payable secured by the AMOCO Office Building was refinanced and the collateral notes were released.

NOTE 3.       REAL ESTATE

In January 1998, the Trust completed the sale of the Edgewood Apartments, a 353 unit apartment complex in Lansing, Illinois, that was under contract for sale at December 31, 1997. The apartment complex was sold for $12.1 million in cash, with the Trust receiving net cash of $2.3 million after the payoff of $9.3 million in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate brokerage commission of $302,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor, based on the $12.1 million sales price of the property. The Trust recognized a gain of $5.6 million on the sale.

Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of undeveloped land in Collin County, Texas, for $2.1 million in cash. The Trust paid a real estate brokerage commission of $82,000 to Carmel Realty and a property acquisition fee of $21,000 to BCM based on the $2.1 million purchase price of the property.

In March 1998, the Trust purchased 1010 Common Street, a 494,579 square foot office building in New Orleans, Louisiana, for $14.5 million. The building was acquired subject to ground leases that expire from November

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3.         REAL ESTATE (Continued)

2029 to April 2069. The Trust paid $6.3 million in cash and obtained new mortgage financing of $8.2 million. The lender has committed to fund an additional $3.8 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid a real estate brokerage commission of $337,500 to Carmel Realty and a property acquisition fee of $145,000 to BCM based on the $14.5 million purchase price of the property. In April 1998, the Trust purchased four of the ground leases for $200,000 in cash.

Also in March 1998, the Trust purchased 225 Baronne Street, a 416,834 square foot office building in New Orleans, Louisiana, for $11.2 million. The Trust paid $3.8 million in cash and obtained new mortgage financing of $7.4 million. The lender has committed to fund an additional $1.6 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid a real estate brokerage commission of $288,000 to Carmel Realty and a property acquisition fee of $112,000 to BCM based on the $11.2 million purchase price of the property.

Further in March 1998, the Trust sold 4050 Getwell, a 112,382 square foot industrial warehouse in Memphis, Tennessee, for $2.1 million in cash. The Trust received net cash of $1.2 million after the payoff of $793,000 in existing mortgage debt and the payment of various closing costs associated with the sale. The Trust paid a real estate brokerage commission of $81,500 to Carmel Realty based on the $2.1 million sales price of the property. The Trust recognized no gain or loss on the sale.

NOTE 4.         NOTES PAYABLE

In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after the payoff of $5.4 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.42% per annum, requires monthly payments of principal and interest of $56,502 and matures in January 2008. The Trust paid a mortgage brokerage and equity refinancing fee of $77,000 to BCM based on the new $7.7 million mortgage.

In March 1998, the Trust refinanced the mortgage debt secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable in the amount of $15.0 million. The Trust received net cash of $11.9 million after the payoff of $3.8 million in existing mortgage debt and the payment of various closing costs associated with the financing. The lender has committed to fund an additional $1.0 million in tenant improvements. The new mortgage bears interest at 8.7%

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.         NOTES PAYABLE (Continued)

per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $160,000 based on the new $16.0 million mortgage.

The mortgage debt secured by the AMOCO, 1010 Common Street and 225 Baronne Street Office Buildings in New Orleans, Louisiana are cross-collateralized and cross defaulted. Both the Trust and BCM have guaranteed the debt. Also the Trust has committed to borrow an additional $163.0 million during the next twenty-four months from the lender. In exchange for this commitment, the lender may record a second lien mortgage on the New Orleans properties of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to the Trust or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans is funded. At March 31, 1998, $163.0 million of the borrowing commitment remained to be satisfied.

Also in March 1998, the Trust refinanced the mortgage debt secured by the McCallum Crossing Apartments in Dallas, Texas in the amount of $8.4 million. The Trust received net cash of $1.8 million after the payoff of $6.3 million in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.19% per annum, requires monthly payments of principal and interest of $56,961 and matures in April 2008. The Trust paid a mortgage brokerage and equity refinancing fee of $84,000 to BCM based on the new $8.4 million mortgage.

NOTE 5.         COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 6.         SUBSEQUENT EVENTS

In April 1998, the Trust purchased Fontenelle Hills, a 338 unit apartment complex in Bellevue, Nebraska, for $12.8 million. The Trust paid $2.0 million in cash and obtained new mortgage financing of $10.8 million. The mortgage bears interest at 7.16% per annum, requires monthly payments of principal and interest of $73,017 and matures in April 2008. The Trust paid a real estate brokerage commission of $311,000 to Carmel Realty and a property acquisition fee of $128,000 to BCM based on the $12.8 million purchase price of the property.

Also in April 1998, the Trust obtained mortgage financing secured by the previously unencumbered McKinney 36 land in McKinney, Texas in the amount of $2.1 million. The Trust received net cash of $2.0 million after the payment of various closing costs associated with the

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6.         SUBSEQUENT EVENTS (Continued)

financing. The new mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000. The Trust paid a mortgage brokerage and equity refinancing fee of $21,000 to BCM based on the $2.1 million mortgage.

Further in April 1998, the Trust sold five mortgage loans secured by single-family residences located in Arizona and Hawaii for $319,000 in cash. The Trust received net cash of $304,000 after the payment of various closing costs. The Trust recognized no gain or loss on the sale.

                         ------------------------------

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $7.2 million at March 31, 1998, compared with $3.1 million at December 31, 1997. The principal reasons for the increase in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) decreased from $6.1 million in the first quarter of 1997 to $3.0 million in the first quarter of 1998. Of this net decrease, $2.7 million is due to increased property taxes and $943,000 is due to the sale of four commercial properties in 1997 and an apartment complex in 1998. The decreases are partially offset by an increase of $950,000 due to the acquisition of eight additional income producing properties subsequent to March 31, 1997. The Trust's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

management believes that the Trust's cash flow from property operations will increase as the Trust benefits from the properties acquired in the last nine months of 1997 and first three months of 1998.

In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after the payoff of $5.4 million in existing mortgage debt, the funding of escrows and the payment of various closing costs associated with the financing.

Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of undeveloped land in Collin County, Texas, for $2.1 million.

In March 1998, the Trust purchased 1010 Common Street, a 494,579 square foot office building in New Orleans, Louisiana, for $14.5 million. The Trust paid $6.3 million in cash and obtained new mortgage financing of $8.2 million.

Also in March 1998, the Trust purchased 225 Baronne Street, a 416,834 square foot office building in New Orleans, Louisiana, for $11.2 million. The Trust paid $3.8 million in cash and obtained new mortgage financing of $7.4 million.

Further in March 1998, the Trust sold 4050 Getwell, a 112,382 square foot industrial warehouse in Memphis, Tennessee, for $2.1 million in cash. The Trust received net cash of $1.2 million after the payoff of $793,000 in existing mortgage debt and the payment of various closing costs associated with the sale.

The Trust derived the cash portions of these acquisitions from its cash on hand at December 31, 1997 and from the sale of 4050 Getwell and the refinancing the AMOCO Office Building discussed below.

In March 1998, the Trust refinanced the mortgage debt secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable in the amount of $15.0 million. The Trust received net cash of $11.9 million after the payoff of $3.8 million in existing mortgage debt and the payment of various closing costs associated with the financing.

The mortgage debt secured by the above three New Orleans properties is cross-collateralized and cross defaulted. Both the Trust and Basic Capital Management, Inc. ("BCM"), the Trust's advisor, have guaranteed the debt. The Trust has committed to borrow an additional $163.0 million from the lender during the next twenty-four months. In exchange for this commitment, the lender may record a second lien mortgage on the New Orleans properties of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to the Trust or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans is funded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Also in March 1998, the Trust refinanced the mortgage debt secured by the McCallum Crossing Apartments in Dallas, Texas, in the amount of $8.4 million. The Trust received net cash of $1.8 million after the payoff of $6.3 million in existing mortgage debt and the payment of various closing costs associated with the financing.

In December 1989, the Trust's Board of Trustees authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest. The Trust completed the authorized repurchase during the first quarter of 1998. The Trust repurchased such shares at a total cost to the Trust of $7.8 million. In April 1998, the Trust's Board of Trustees authorized the Trust to repurchase an additional 200,000 of its shares of beneficial interest.

In February 1998, the Trust's Board of Trustees declared the Trust's quarterly distribution of $.15 per share. The distribution was paid on March 31, 1998, totaling $601,000, to shareholders of record on March 13, 1998.

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

Results of Operations

For the three months ended March 31, 1998, the Trust had net income of $3.6 million, which includes a gain on sale of real estate of $5.6 million, compared to a net loss of $398,000 for the three months ended March 31, 1997, which contained no such gains. Fluctuations in these and other components of the Trust's revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents increased from $13.1 million for the three months ended March 31, 1997 to $14.8 million for the three months ended March 31, 1998. Of this increase, $2.4 million is attributable to the acquisition of three apartment complexes and five commercial properties subsequent to March 31, 1997. The remainder of the increase is due to increased rental and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

occupancy rates at the Trust's apartment complexes and commercial properties. These increases are partially offset by a decrease of $1.9 million due to the sale of four commercial properties in 1997 and an apartment complex in 1998.

Interest income was $272,000 for the three months ended March 31, 1997 compared to $231,000 for the three months ended March 31, 1998. The decrease is due to the payoff of five mortgage notes receivable in 1997, partially offset by an increase in short-term investment income. Interest income in the remaining quarters of 1998 is expected to approximate that of the first quarter.

Property operating expenses increased from $7.7 million for the three months ended March 31, 1997 to $8.5 million for the three months ended March 31, 1998. Of this increase, $1.4 million is due to the acquisition of three apartment complexes and five commercial properties subsequent to March 31, 1997. These increases are partially offset by a decrease of $914,000 due to the sale of four commercial properties in 1997 and an apartment complex in 1998.

Interest expense increased from $3.5 million for the three months ended March 31, 1997 to $5.1 million for the three months ended March 31, 1998. Of this increase, $1.4 million is due to interest expense recorded on mortgages secured by eleven properties, encumbered by debt, acquired in 1997 and two properties acquired in 1998. An additional $542,000 is due to interest expense recorded on borrowings in 1997 and 1998, secured by mortgages on five previously unencumbered apartment complexes and four previously unencumbered commercial properties and a parcel of undeveloped land and the refinancing of six existing mortgages in 1997 and two existing mortgages in 1998 where the loan balance was increased. These increases are partially offset by a decrease of $332,000 due to the sale of four commercial properties encumbered by debt in 1997 and an apartment complex in 1998. Interest expense is expected to increase in the remaining quarters of 1998, as a result of a full year of interest expense on properties acquired or refinanced in 1997 and in the first quarter of 1998.

Depreciation expense increased from $1.5 million for the three months ended March 31, 1997 to $2.1 million for the three months ended March 31, 1998. This increase is due to the acquisition of three apartment complexes and five commercial properties subsequent to March 31, 1997. Depreciation is expected to increase during the remaining quarters of 1998, as a result of a full year of depreciation on the properties acquired in 1997 and in the first quarter of 1998.

Advisory fee to affiliate increased from $444,000 for the three months ended March 31, 1997 to $564,000 for the three months ended March 31, 1998. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result property acquisitions in 1997 and in 1998. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

For the three months ended March 31, 1998, the Trust recorded a net income fee of $291,000, as a result of the gain on the sale of the Edgewood Apartments of $5.6 million as discussed below. No such fee was recorded by the Trust in 1997.

General and administrative expenses of $585,000 for the three months ended March 31, 1997 approximated the $604,000 for the three months ended March 31, 1998.

The Trust's equity in earnings of partnerships was $47,000 for the three months ended March 31, 1997 as compared to $35,000 for the three months ended March 31, 1998. The decrease is due primarily to the acquisition by the Trust in October 1997 of the remaining 40% interest in the Indcon Partnership.

For the three months ended March 31, 1998, the Trust recognized a gain on the sale of real estate of $5.6 million on the sale of Edgewood Apartments in January 1998. No gains on sale of real estate were recognized in 1997.

Tax Matters

As more fully discussed in the Trust's 1997 Form 10-K, the Trust has elected and in the opinion of the Trust's management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities and cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in Section 857 of the Code, on an annual basis to shareholders.

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

Year 2000

BCM, the Trust's advisor, has advised the Trust that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Trust's Advisor has also advised the Trust that it has recently received and plans to install in 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.

                       ---------------------------------

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Olive Litigation. In February 1990, the Trust, together with Income Opportunity Realty Investors, Inc. ("IORI"), National Income Realty Trust and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. pending before the United States District Court for the Northern District of California and relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of a settlement.

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

The Court retained jurisdiction to enforce the Olive Modification, and during August and September 1996, the Court held evidentiary hearings to assess compliance with the terms of the Olive Modification by various parties. The Court issued no ruling or order with respect to the matters addressed at the hearings.

Separately, in 1996, legal counsel for the plaintiffs notified the Trust's Board of Trustees that he intended to assert that certain actions taken by the Board of Trustees breached the terms of the Olive Modification. On January 27, 1997, the parties entered into an Amendment to the Olive Modification, effective January 9, 1997 (the "Olive Amendment"), which was submitted to the Court for approval on January 29, 1997. The Olive Amendment provides for the settlement of all matters raised at the evidentiary hearings and by plaintiffs' counsel in his notices to the Trust's Board of Trustees. On May 2, 1997, a hearing was held for the Court to consider approval of the Olive Amendment. As a result of the hearing the parties entered into a revised Olive Amendment. The Court issued an order approving the Olive Amendment on July 3, 1997.

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

Under the Olive Amendment, all shares of the Trust owned by Gene E. Phillips or any of his affiliates shall be voted at all shareholder meetings of the Trust held until April 28, 1999 in favor of all new members of the Board of Trustees added under the Olive Amendment. The Olive Amendment also requires that, until April 28, 1999, all shares of the Trust owned by Mr. Phillips or his affiliates in excess of forty percent (40%) of the Trust's outstanding shares shall be voted in proportion to the votes cast by all non-affiliated shareholders of the Trust.

In accordance with the Olive Amendment, Richard W. Douglas, Larry E. Harley and
R. Douglas Leonhard were added to the Trust's Board of Trustees in January 1998 and Murray Shaw was added to the Trust's Board of Trustees in February 1998.

ITEM 5.         OTHER INFORMATION

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Trust's current Board of Trustees and was unanimously approved by such Board members. The Trust's Board of Trustees believes

ITEM 5.         OTHER INFORMATION (Continued)


that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in the conduct of its business as a corporation under Nevada law. The Trust's management is evaluating the various alternative methods to accomplish this conversion.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


(a)             Exhibits:

Exhibit
Number                      Description
-------         ---------------------------------------
27.0            Financial Data Schedule

(b)             Reports on Form 8-K as follows:

                None.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CONTINENTAL MORTGAGE AND EQUITY TRUST


Date:   May 14, 1998            By: /s/ Randall M. Paulson
     ----------------              ------------------------------------------
                                   Randall M. Paulson
                                   President



Date:   May 14, 1998            By: /s/ Thomas A. Holland
     ----------------              ------------------------------------------
                                   Thomas A. Holland
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

                      CONTINENTAL MORTGAGE AND EQUITY TRUST

                                   EXHIBITS TO
                          QUARTERLY REPORT ON FORM 10-Q

                    For the Three Months Ended March 31, 1998


Exhibit                                                                   Page
Number                               Description                         Number
-------             -------------------------------------------          ------
 27.0               Financial Data Schedule.                               21