Form 10-Q
period 1998-06-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1998-08-11
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998
                                                  ---------------


                         Commission File Number 0-10503
                                               ---------


                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                California                                    94-2738844
   ---------------------------------                     ---------------------
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)



10670 North Central Expressway, Suite 300, Dallas, TX             75231
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (214) 692-4700
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---



Shares of Beneficial Interest,
        no par value                                  4,012,404
------------------------------             ------------------------------
          (Class)                          (Outstanding at July 31, 1998)

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


                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,       December 31,
                                                                     1998              1997
                                                                 ------------      ------------
                                                                     (dollars in thousands)
                               Assets

 Notes and interest receivable
    Performing .............................................     $      2,658      $      2,853
    Nonperforming, nonaccruing .............................            2,257             2,257
                                                                 ------------      ------------
                                                                        4,915             5,110

 Less - allowance for estimated losses .....................           (1,456)           (1,481)
                                                                 ------------      ------------
                                                                        3,459             3,629

 Foreclosed real estate held for sale, net of
    accumulated depreciation ($698 in 1998 and $725
    in 1997) ...............................................            4,991             5,670

 Real estate under contract for sale, net of
    accumulated depreciation ($3,024 in 1997) ..............               --             5,940

 Real estate held for investment, net of accumulated
    depreciation ($22,644 in 1998 and $19,393 in 1997) .....          289,628           250,084
 Investment in marketable equity securities of
    affiliates, at market ..................................           13,597            13,042
 Cash and cash equivalents .................................            5,203             3,088
 Other assets (including $214 in 1998 and $791 in
    1997 from affiliates) ..................................           16,091            17,917
                                                                 ------------      ------------

                                                                 $    332,969      $    299,370
                                                                 ============      ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                        June 30,           December 31,
                                                                                          1998                 1997
                                                                                      --------------      --------------
                                                                                            (dollars in thousands)
       Liabilities and Shareholders' Equity

 Liabilities
 Notes and interest payable .....................................................     $      235,189      $      199,712
 Other liabilities (including $2,381 in 1997 to
    affiliates) .................................................................              8,129              11,615
                                                                                      --------------      --------------

                                                                                             243,318             211,327

 Commitments and contingencies

 Shareholders' equity
 Shares of Beneficial Interest, no par value; authorized shares, unlimited;
    issued and outstanding, 4,012,404 shares in 1998 and 4,021,470
    shares in 1997 ..............................................................              8,036               8,054
 Paid-in capital ................................................................            256,980             257,101
 Accumulated distributions in excess of accumulated
    earnings ....................................................................           (187,604)           (188,849)
 Net unrealized gains on marketable equity
    securities of affiliates ....................................................             12,239              11,737
                                                                                      --------------      --------------

                                                                                              89,651              88,043
                                                                                      --------------      --------------

                                                                                      $      332,969      $      299,370
                                                                                      ==============      ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Three Months                       For the Six Months
                                                         Ended June 30,                            Ended June 30,
                                              ------------------------------------      ------------------------------------
                                                   1998                  1997                1998                  1997
                                              ---------------      ---------------      ---------------      ---------------
                                                                 (dollars in thousands, except per share)
 Revenues
    Rents ...............................     $        15,938      $        13,136      $        30,748      $        26,205
    Interest ............................                 140                  194                  371                  466
                                              ---------------      ---------------      ---------------      ---------------
                                                       16,078               13,330               31,119               26,671

 Expenses
    Property operations .................               8,957                7,426               17,434               15,131
    Interest ............................               5,073                4,363               10,157                7,895
    Depreciation ........................               1,984                1,457                4,069                2,977
    Advisory fee to affiliate ...........                 642                  560                1,206                1,004
    Net income fee to affiliate .........                 (93)                 386                  198                  386
    General and administrative ..........                 535                  817                1,139                1,402
                                              ---------------      ---------------      ---------------      ---------------
                                                       17,098               15,009               34,203               28,795
                                              ---------------      ---------------      ---------------      ---------------

 (Loss) from operations .................              (1,020)              (1,679)              (3,084)              (2,124)

 Equity in income of
    partnerships ........................                  35                   26                   70                   73
 Gains (loss) on sale of real
    estate ..............................                (154)               6,810                5,462                6,810
                                              ---------------      ---------------      ---------------      ---------------


 Net income (loss) ......................     $        (1,139)     $         5,157      $         2,448      $         4,759
                                              ===============      ===============      ===============      ===============



 Earnings per share
    Net income (loss) ...................     $          (.28)     $          1.28      $           .61      $          1.18
                                              ===============      ===============      ===============      ===============



 Weighted average shares of
    beneficial interest used in
    computing earnings per share ........           4,007,538            4,026,002            4,010,342            4,026,099
                                              ===============      ===============      ===============      ===============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Accumulated
                                         Shares of                            Distributions    Accumulated
                                    Beneficial Interest                        in Excess of       Other
                                --------------------------        Paid-in      Accumulated    Comprehensive   Shareholders'
                                   Shares         Amount          Capital        Earnings         Income         Equity
                                ----------      ----------      ----------      ----------      ----------     ----------
                                                        (dollars in thousands, except per share)
 Balance, January 1,
    1998 ..................      4,021,470      $    8,054      $  257,101      $ (188,849)     $   11,737     $   88,043


 Comprehensive Income

    Net income ............             --              --              --           2,448              --          2,448

    Unrealized gains on
       marketable equity
       securities .........             --              --              --              --             502            502
                                                                                                               ----------
                                                                                                                    2,950

 Repurchase of shares of
    beneficial interest ...        (15,000)            (30)           (210)             --              --           (240)


 Shares of beneficial
    interest sold under
    dividend reinvestment
    plan ..................          6,208              12              89              --              --            101

 Fractional shares ........           (274)             --              --              --              --             --


 Distributions ($.30
    per share) ............             --              --              --          (1,203)             --         (1,203)
                                ----------      ----------      ----------      ----------      ----------     ----------


 Balance, June 30,
    1998 ..................      4,012,404      $    8,036      $  256,980      $ (187,604)     $   12,239     $   89,651
                                ==========      ==========      ==========      ==========      ==========     ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Six Months
                                                                   Ended June 30,
                                                             --------------------------
                                                                1998            1997
                                                             ----------      ----------
                                                               (dollars in thousands)
 Cash Flows from Operating Activities
    Rents collected ....................................     $   30,685      $   26,207
    Interest collected .................................            266             585
    Interest paid ......................................         (9,346)         (7,238)
    Payments for property operations ...................        (19,513)        (15,365)
    General and administrative expenses paid ...........         (1,529)         (1,901)
    Advisory and net income fee paid to affiliate ......         (1,608)         (2,076)
    Distributions from partnerships' operating cash
       flow ............................................             80             210
    Other ..............................................         (1,280)            524
                                                             ----------      ----------

       Net cash provided by (used in) operating
           activities ..................................         (2,245)            946


 Cash Flows from Investing Activities
    Acquisition of real estate .........................        (39,975)        (10,841)
    Real estate improvements ...........................         (2,486)         (2,039)
    Proceeds from sale of real estate ..................         14,119          12,654
    Sale of notes receivable ...........................            304              --
    Funding of note receivable .........................             --             (73)
    Collections on notes receivable ....................            350             851
    Deposits on pending acquisitions ...................           (175)         (4,867)
    Deferred financing costs ...........................         (1,873)           (445)
                                                             ----------      ----------

       Net cash (used in) investing activities .........        (29,736)         (4,760)


 Cash Flows from Financing Activities
    Distributions to shareholders ......................         (1,203)         (1,047)
    Proceeds from notes payable and margin borrowings ..         63,273          20,765
    Payments on notes payable ..........................        (27,835)        (16,026)
    Repurchase of shares of beneficial interest ........           (240)             --
    Shares of beneficial interest sold under
       dividend reinvestment program ...................            101              --
                                                             ----------      ----------

       Net cash provided by financing activities .......         34,096           3,692
                                                             ----------      ----------


 Net increase (decrease) in cash and cash
    equivalents ........................................          2,115            (122)

 Cash and cash equivalents, beginning of period ........          3,088           2,961
                                                             ----------      ----------

 Cash and cash equivalents, end of period ..............     $    5,203      $    2,839
                                                             ==========      ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                      For the Six Months
                                                                        Ended June 30,
                                                                  --------------------------
                                                                     1998            1997
                                                                  ----------      ----------
                                                                    (dollars in thousands)
 Reconciliation of net income to net cash provided
    by operating activities
 Net income .................................................     $    2,448      $    4,759
    Adjustments to reconcile net income to net cash
       provided by operating activities
    Depreciation ............................................          4,069           2,977
    Gain on sale of real estate .............................         (5,462)         (6,810)
    Distributions from partnerships' operating cash
       flow .................................................             80             210
    Equity in (income) of partnerships ......................            (70)            (73)
    (Increase) decrease in interest receivable ..............            (70)            213
    Decrease in other assets ................................            979           1,296
    (Decrease) in other liabilities .........................         (4,257)         (1,677)
    Increase in interest payable ............................             38              51
                                                                  ----------      ----------

       Net cash provided by (used in) operating
           activities .......................................     $   (2,245)     $      946
                                                                  ==========      ==========



 Noncash investing and financing activities


    Notes payable from acquisition of real estate ...........     $       --      $    8,056

    Unrealized gain on marketable equity securities .........            502           5,236

    Note receivable from sale of real estate ................            467              --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.       BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").

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

In April 1998, the Trust sold five mortgage loans secured by single-family residences located in Arizona and Hawaii for $319,000 in cash. The Trust received net cash of $304,000 after the payment of various closing costs associated with the sale. The Trust recognized no gain or loss on the sale.

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

In March 1998, the Trust purchased 1010 Common Street, a 494,579 square foot office building in New Orleans, Louisiana, for $14.5 million. The building was acquired subject to ground leases that expire from November 2029 to April 2069. The Trust paid $6.3 million in cash and obtained new mortgage financing of $8.2 million. The lender has committed to fund an additional $3.8 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid a real estate brokerage commission of $337,500 to Carmel Realty and a property acquisition fee of $145,000 to BCM based on the $14.5 million purchase price of the property. In April 1998, the Trust purchased four of the ground leases for $200,000 in cash.

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

Also in April 1998, the Trust purchased the Whisenant land, 16.802 acres of undeveloped land in Collin County, Texas, for $600,000 in cash. The Trust paid a real estate brokerage commission of $24,000 to Carmel Realty and an acquisition fee of $6,000 to BCM based on the $600,000 purchase price of the property.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3.         REAL ESTATE (Continued)

In May 1998, the Trust sold the Pinemont Professional Building, a 19,685 square foot office building in Houston, Texas, for $570,000. the Trust received $57,000 in cash and provided $467,000 of seller financing in the form of a wraparound mortgage note. The note bears interest at 10.4% per annum, requires monthly payments of principal and interest of $6,281 and matures in July 2008. The Trust recognized a loss of $154,000 on the sale.

The Trust has begun rebuilding an industrial warehouse in Atlanta, Georgia that was destroyed by fire in 1996. The Trust has expended to date $309,000 and expects to expend an additional $196,000 prior to the building's completion during the third quarter of 1998.

NOTE 4.         NOTES PAYABLE

In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after the payoff of $5.4 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.42% per annum, requires monthly payments of principal and interest of $56,502 and matures in January 2008. The Trust paid a mortgage brokerage and equity refinancing fee of $77,000 to BCM based on the new $7.7 million mortgage.

In March 1998, the Trust refinanced the mortgage debt in the amount of $15.0 million secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable. The Trust received net cash of $11.9 million after the payoff of $3.8 million in existing mortgage debt and the payment of various closing costs associated with the financing. The lender has committed to fund an additional $1.0 million in tenant improvements. The new mortgage bears interest at 8.7% per annum, requires monthly payments of interest only and matures in March 2001. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $160,000 based on the new $16.0 million mortgage.

The mortgage debt secured by the AMOCO, 1010 Common Street and 225 Baronne Street Office Buildings in New Orleans, Louisiana are cross-collateralized and cross defaulted. Both the Trust and BCM have guaranteed repayment of the debt. Also, the Trust has committed to borrow an additional $163.0 million during the period ending March 2000 from the lender. In exchange for this commitment, the lender may record a second lien mortgage on the New Orleans properties of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to the Trust or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans is funded. At June 30, 1998, $156.2 million of the borrowing commitment remained to be satisfied.

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

In April 1998, the Trust obtained mortgage financing secured by the previously unencumbered McKinney 36 land in Collin County, Texas in the amount of $2.1 million. The Trust received net cash of $2.0 million after the payment of various closing costs associated with the financing. The new mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000. The Trust paid a mortgage brokerage and equity refinancing fee of $21,000 to BCM based on the $2.1 million mortgage.

In May 1998, the Trust refinanced the mortgage debt secured by the Willow Wick Apartments in North Augusta, South Carolina in the amount of $2.1 million. The Trust received net cash of $1.1 million after the payoff of $854,000 in existing mortgage debt and the payment of various closing costs associated with the financing. The new mortgage bears interest at 7.205% per annum, requires monthly payments of principal and interest of $13,990 and matures in June 2008. The Trust paid BCM a mortgage brokerage and equity refinancing fee of $21,000 based on the new $2.1 million mortgage.

NOTE 5.         COMMITMENTS AND CONTINGENCIES

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 6.         SUBSEQUENT EVENTS

In July 1998, the Trust purchased the Solco Allen land, 55.725 acres of undeveloped land in Collin County, Texas, for $1.3 million in cash. The Trust paid a real estate brokerage commission of $53,000 to Carmel Realty and an acquisition fee of $13,000 to BCM based on the $1.3 million purchase price of the property.

Also in July 1998, the Trust purchased the Sandison land, 100.171 acres of undeveloped land in Collin County, Texas, for $4.7 million in cash. The Trust paid a real estate brokerage commission of $95,000 to Carmel Realty and an acquisition fee of $47,000 to BCM based on the $4.7 million purchase price of the property.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 6.         SUBSEQUENT EVENTS (Continued)

In conjunction with these purchases, the Trust obtained mortgage financing in the amount of $5.2 million secured by the Solco Allen, Sandison and the unencumbered Whisenant land, all in Collin County, Texas. The new mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000.


                      ------------------------------------


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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $5.2 million at June 30, 1998, compared with $3.1 million at December 31, 1997. The principal reasons for the decrease in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $10.8 million in the first six months of 1997 to $11.2 million in the first six months of 1998. Of this net increase, $2.4 million is the result of the Trust acquiring eight additional income producing properties during 1997 and 1998. This increase is partially offset by the sale of four commercial properties in 1997 and one apartment complex in 1998. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in the last six months of 1997 and first six months of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after the payoff of the then existing mortgage debt.

Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of undeveloped land in Collin County, Texas, for $2.1 million in cash. In April 1998, the Trust obtained mortgage financing secured by such land in the amount of $2.1 million. The Trust received net cash of $2.0 million.

In March 1998, the Trust purchased 1010 Common Street, a 494,579 square foot office building in New Orleans, Louisiana, for $14.5 million consisting of $6.3 million in cash and mortgage financing of $8.2 million.

Also in March 1998, the Trust purchased 225 Baronne Street, a 416,834 square foot office building in New Orleans, Louisiana, for $11.2 million consisting of $3.8 million in cash and mortgage financing of $7.4 million.

In March 1998, the Trust refinanced the mortgage debt in the amount of $15.0 million secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable. The Trust received net cash of $11.9 million after the payoff of the then existing mortgage debt.

The mortgage debt secured by the above three New Orleans properties is cross-collateralized and cross defaulted. Both the Trust and Basic Capital Management, Inc. ("BCM"), the Trust's advisor, have guaranteed repayment of the debt. The Trust committed to borrow an additional $163.0 million from the lender during the period ending March 2000, of which $156.2 million of the borrowing commitment at June 30, 1998, remained to be satisfied. In exchange for this commitment, the lender may record a second lien mortgage on the New Orleans properties of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to the Trust or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans is funded.

Also in March 1998, the Trust sold 4050 Getwell, a 112,382 square foot industrial warehouse in Memphis, Tennessee, for $2.1 million in cash. The Trust received net cash of $1.2 million after the payoff of the then existing mortgage debt.

Further in March 1998, the Trust refinanced the mortgage debt secured by the McCallum Crossing Apartments in Dallas, Texas, in the amount of $8.4 million. The Trust received net cash of $1.8 million after the payoff of the then existing mortgage debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In April 1998, the Trust purchased Fontenelle Hills, a 338 unit apartment complex in Bellevue, Nebraska, for $12.8 million, consisting of $2.0 million in cash and mortgage financing of $10.8 million.

Also in April 1998, the Trust purchased the Whisenant land, 16.802 acres of undeveloped land in Collin County, Texas, for $600,000 in cash.

In May 1998, the Trust refinanced the mortgage debt secured by the Willow Wick Apartments in North Augusta, South Carolina in the amount of $2.1 million. The Trust received net cash of $1.1 million after the payoff of the then existing mortgage debt.

In July 1998, the Trust purchased Solco Allen land, 55.725 acres of undeveloped land in Collin County, Texas, for $1.3 million in cash.

Also in July 1998, the Trust purchased the Sandison land, 100.171 acres of undeveloped land in Collin County, Texas, for $4.7 million in cash.

In conjunction with these purchases, the Trust obtained mortgage financing in the amount of $5.2 million secured by the Solco Allen, Sandison and the unencumbered Whisenant land, all in Collin County, Texas.

In December 1989, the Trust's Board of Trustees authorized the Trust to repurchase a total of 1,465,000 of its shares of beneficial interest. The Trust completed the authorized repurchases during the first quarter of 1998. The Trust repurchased such shares at a total cost to the Trust of $7.8 million. In April 1998, the Trust's Board of Trustees authorized the Trust to repurchase an additional 200,000 of its shares of beneficial interest. No shares have been repurchased under this authorization.

In the first six months of 1998, the Trust paid quarterly distributions of $.30 per share or a total of $1.2 million and sold 6,208 shares of beneficial interest through its dividend reinvestment plan for a total of $101,000.

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

Results of Operations

The Trust had a net loss of $1.1 million for the three months ended June 30, 1998 and net income of $2.4 million, which includes gains on sale of real estate of $5.5 million, for the six months ended June 30, 1998. The Trust had net income of $5.2 million and $4.8 million for the three and six months ended June 30, 1997, which included gains on sale of real estate totaling $6.8 million. Fluctuations in these and other components of the Trust's revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents increased from $13.1 million and $26.2 million for the three and six months ended June 30, 1997 to $15.9 million and $30.7 million for the three and six months ended June 30, 1998. Of these increases, $3.0 million and $4.9 million is attributable to the acquisition of three apartment complexes and eight commercial properties subsequent to June 30, 1997. Increases of $1.0 million and $1.9 million are due to increased rental and occupancy rates at the Trust's apartment complexes and commercial properties. These increases are partially offset by decreases of $1.2 million and $2.3 million due to the sale of one apartment complex and three commercial properties subsequent to June 30, 1997. Rents are expected to continue to increase due to revenues from properties acquired subsequent to June 30, 1997.

Interest income was $194,000 and $466,000 for the three and six months ended June 30, 1997 compared to $140,000 and $371,000 for the three and six months ended June 30, 1998. The decreases are due to the sale of five mortgage notes receivable in 1998 and the payoff of five mortgage notes receivable in 1997, partially offset by an increase in short-term investment income. Interest income in the remaining quarters of 1998 is expected to approximate that of the second quarter of 1998.

Property operating expenses increased from $7.4 million and $15.1 million for the three and six months ended June 30, 1997 to $9.0 million and $17.4 million for the three and six months ended June 30, 1998. Of these increases, $1.7 million and $2.8 million is due to the acquisition of three apartment complexes and eight commercial properties subsequent to June 30, 1997. These increases are partially offset by decreases of $694,000 and $1.2 million due to the sale of one apartment complex in 1998 and three commercial properties subsequent to June 30, 1997. Property operating expenses are expected to continue to increase due to a full year of operations from properties acquired in 1997 and 1998.

Interest expense increased from $4.4 million and $7.9 million for the three and six months ended June 30, 1997 to $5.1 million and $10.2 million for the three and six months ended June 30, 1998. Of these

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

increases, $1.3 million and $2.7 million is due to interest expense recorded on mortgages secured by eleven properties, encumbered by debt, acquired in 1997 and three properties, encumbered by debt, acquired in 1998. An additional $149,000 and $668,000 is due to interest expense recorded on borrowings in 1997 and 1998, secured by mortgages on five previously unencumbered apartment complexes and four previously unencumbered commercial properties and a parcel of undeveloped land in 1997 and a parcel of undeveloped land in 1998 and the refinancing of six existing mortgages in 1997 and two existing mortgages in 1998 where the loan balance was increased. These increases are partially offset by decreases of $777,000 and $1.2 million due to the sale of four commercial properties in 1997 and an apartment complex in 1998. Interest expense is expected to increase in the remaining six months of 1998, as a result of a full year of interest expense on properties acquired or refinanced in 1997 and the properties acquired or refinanced in the first six months of 1998.

Depreciation expense increased from $1.4 million and $3.0 million for the three and six months ended June 30, 1997 to $2.0 million and $4.1 million for the three and six months ended June 30, 1998. These increases are due to the acquisition of three apartment complexes and eight commercial properties subsequent to June 1997, partially offset by the sales of four commercial properties in 1997 and one apartment complex in 1998. Depreciation is expected to increase during the remaining six months of 1998, as a result of a full year of depreciation on the properties acquired in 1997 and the properties acquired in the first six months of 1998.

Advisory fee to affiliate increased from $560,000 and $1.0 million for the three and six months ended June 30, 1997 to $642,000 and $1.2 million for the three and six months ended June 30, 1998. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of property acquisitions in 1997 and in 1998 partially offset by the sale of four commercial properties in 1997 and one apartment complex in 1998. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

For the three months ended June 30, 1998, the Trust recorded net income fee refund of $93,000 and for the six months ended June 30, 1998, the Trust recorded a net income fee of $198,000 as a result of the $5.6 million gain on the sale of the Edgewood Apartments, as discussed below. A net income fee of $386,000 was recorded by the Trust for the three and six months ended June 30, 1997 as a result of gains totaling $6.8 million from the sale of two commercial properties, also as discussed below.

General and administrative expenses decreased from $817,000 and $1.4 million for the three and six months ended June 30, 1997 to $535,000 and $1.1 million for the three and six months ended June 30, 1998. These decreases are primarily attributable to a decrease in legal fees, partially offset by an increase in Advisor cost reimbursements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

The Trust's equity in earnings of partnerships was $26,000 and $73,000 for the three and six months ended June 30, 1997 as compared to $35,000 and $70,000 for the three and six months ended June 30, 1998. The decrease is due primarily to the acquisition by the Trust in October 1997 of the remaining 40% interest in the Indcon Partnership.

For the three months ended June 30, 1998, the Trust recognized a loss of $154,000 on the sale of Pinemont Professional Building in May 1998. For the six months ended June 30, 1998, the Trust recognized a net gain on the sale of real estate of $5.5 million, $5.6 million of such gain being from the sale of the Edgewood Apartments in January 1998. For the three and six months ended June 30, 1997, the Trust recognized gains on the sale of real estate totaling $6.8 million, $5.4 million on the sale of Tollhill West Office Building in April 1997 and $1.4 million on the sale of 2626 Cole Office Building in May 1997.

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

Year 2000

BCM, the Trust's advisor, has advised the Trust that its current computer software has been certified by the Information Technology Association of America ("ITAA") as year 2000 compliant. The Trust's Advisor has also advised the Trust that it has recently received and plans to install in the third quarter of 1998 the ITAA certified year 2000 compliant operating system for its computer hardware.


                       ----------------------------------


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

ITEM 5.         OTHER INFORMATION

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Trust's current Board of Trustees and was unanimously approved by such Board members. The Trust's Board of Trustees believes that the change from a California business trust to a Nevada corporation will afford the Trust greater legal certainty in matters of corporate governance and indemnification and therefore greater predictability in

ITEM 5.         OTHER INFORMATION (Continued)

the conduct of its business as a corporation under Nevada law. The Trust's management is evaluating the various alternative methods to accomplish this conversion.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


(a)             Exhibits:

Exhibit
Number                      Description
-------         ----------------------------------------------
 27.0           Financial Data Schedule

(b)             Reports on Form 8-K as follows:

                A Current Report on Form 8-K, dated April 3, 1998, was filed June 25, 1998, with respect to Item 2. "Acquisition or Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the acquisition of the 225 Baronne Street, 1010 Common Street Office Building, Fontenelle Hills Apartments and McKinney 36 land.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONTINENTAL MORTGAGE AND EQUITY TRUST




Date:  August 11, 1998              By:    /s/ Randall M. Paulson
     -------------------               --------------------------------------
                                       Randall M. Paulson
                                       President






Date:  August 11, 1998              By:    /s/ Thomas A. Holland
     -------------------               --------------------------------------
                                       Thomas A. Holland
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                      CONTINENTAL MORTGAGE AND EQUITY TRUST

                                   EXHIBITS TO
                          QUARTERLY REPORT ON FORM 10-Q

                     For the Six Months Ended June 30, 1998


Exhibit                                                        Page
Number                 Description                            Number
-------           -----------------------------------         ------
 27.0             Financial Data Schedule.                      23