Form 10-Q
period 1998-09-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1998-11-12
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                                ------------------




                         Commission File Number 0-10503
                                                -------



                      CONTINENTAL MORTGAGE AND EQUITY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          California                                             94-2738844
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)



    10670 North Central Expressway, Suite 300, Dallas, TX         75231
    -----------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)


                                 (214) 692-4700
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---



Shares of Beneficial Interest,
        no par value                                  4,017,150
------------------------------            ---------------------------------
          (Class)                         (Outstanding at October 30, 1998)

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


                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                           CONSOLIDATED BALANCE SHEETS



                                                          September 30,    December 31,
                                                              1998             1997
                                                          ------------     ------------
                                                               (dollars in thousands)

                              Assets

Notes and interest receivable
   Performing .......................................     $      2,642     $      2,853
   Nonperforming, nonaccruing .......................            2,257            2,257
                                                          ------------     ------------
                                                                 4,899            5,110

Less - allowance for estimated losses ...............          (1,456)          (1,481)
                                                          ------------     ------------
                                                                 3,443            3,629

Foreclosed real estate held for sale, net of
   accumulated depreciation ($699 in 1998 and $725
   in 1997) .........................................            5,022            5,670

Real estate under contract for sale, net of
   accumulated depreciation ($3,024 in 1997) ........               --            5,940

Real estate held for investment, net of accumulated
   depreciation ($23,567 in 1998 and $19,393 in 1997)          288,814          250,084
Investment in marketable equity securities of
   affiliates, at market ............................           13,571           13,042
Cash and cash equivalents ...........................            4,397            3,088
Other assets (including $535 in 1998 and $791 in
   1997 from affiliates) ............................           15,778           17,917
                                                          ------------     ------------

                                                          $    331,025     $    299,370
                                                          ============     ============





The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED BALANCE SHEETS - Continued





                                                                 September 30,    December 31,
                                                                    1998              1997
                                                                 -------------    ------------
                                                                     (dollars in thousands)


      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable .................................     $    234,744     $    199,712
Other liabilities (including $2,381 in 1997 to
   affiliates) .............................................            8,966           11,615
                                                                 ------------     ------------

                                                                      243,710          211,327

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
   authorized shares, unlimited; issued and out-
   standing, 4,017,150 shares in 1998 and 4,021,470
   shares in 1997 ..........................................            8,045            8,054
Paid-in capital ............................................          257,042          257,101
Accumulated distributions in excess of accumulated
   earnings ................................................        (189,986)        (188,849)
Net unrealized gains on marketable equity
   securities of affiliates ................................           12,214           11,737
                                                                 ------------     ------------

                                                                       87,315           88,043
                                                                 ------------     ------------

                                                                 $    331,025     $    299,370
                                                                 ============     ============









The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                      For the Three Months           For the Nine Months
                                       Ended September 30,           Ended September 30,
                                    -------------------------     -------------------------
                                       1998           1997           1998           1997
                                    ----------     ----------     ----------     ----------
                                           (dollars in thousands, except per share)


Revenue
   Rentals ....................     $   16,539     $   14,425     $   47,287     $   40,630
   Interest ...................            168            263            539            729
                                    ----------     ----------     ----------     ----------
                                        16,707         14,688         47,826         41,359


Expenses
   Property operations ........          9,987          8,445         27,421         23,576
   Interest ...................          5,992          4,350         16,149         12,245
   Depreciation ...............          2,005          1,586          6,074          4,563
   Advisory fee to affiliate ..            632            548          1,838          1,552
   Net income fee to affiliate            (140)           (99)            58            287
   General and administrative .            504            817          1,648          2,219
                                    ----------     ----------     ----------     ----------
                                        18,984         15,647         53,183         44,442
                                    ----------     ----------     ----------     ----------


(Loss) from operations ........         (2,273)          (959)        (5,357)        (3,083)

Equity in income (loss) of
   partnerships ...............             38            (17)           108             56
Gain (loss) on sale of real
   estate .....................            454           (245)         5,916          6,565
                                    ----------     ----------     ----------     ----------

Net income (loss) .............     $   (1,781)    $   (1,221)    $      667     $    3,538
                                    ==========     ==========     ==========     ==========



Earnings per share

   Net income (loss) ..........     $     (.44)    $     (.30)    $      .17     $      .88
                                    ==========     ==========     ==========     ==========



Weighted average shares of
   beneficial interest used in
   computing earnings per share      4,012,507      4,025,985      4,011,072      4,026,061
                                    ==========     ==========     ==========     ==========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Accumulated
                                                                                       Distributions  Accumulated
                                                    Shares of                          in Excess of       Other
                                               Beneficial Interest         Paid-in      Accumulated   Comprehensive    Shareholders'
                                              Shares         Amount        Capital        Earnings        Income          Equity
                                             ---------     ----------     ----------     ----------      ----------     ----------
                                                                        (dollars in thousands, except per share)

Balance, January 1,
   1998 ................                     4,021,470     $    8,054     $  257,101     $ (188,849)     $   11,737     $   88,043


Comprehensive Income

   Net income ..........                            --             --             --            667              --            667

   Unrealized gains on
      marketable equity
      securities .......                            --             --             --             --             477            477
                                                                                                                         ---------
                                                                                                                             1,144

Repurchase of shares of
   beneficial interest .                       (15,000)           (30)          (210)            --              --           (240)


Shares of beneficial
   interest sold under
   dividend reinvestment
   plan ................                        10,902             21            151             --              --            172

Fractional shares ......                          (222)            --             --             --              --             --


Distributions ($.45
   per share) ..........                            --             --             --         (1,804)             --         (1,804)
                                             ---------     ----------     ----------     ----------      ----------     ----------


Balance, September 30,
   1998 ................                     4,017,150     $    8,045     $  257,042     $ (189,986)    $   12,214     $   87,315
                                            ==========     ==========     ==========     ==========     ==========     ==========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Nine Months
                                                             Ended September 30,
                                                         -----------------------------
                                                            1998             1997
                                                         ------------     ------------
                                                             (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected .................................     $     47,246     $     40,397
   Interest collected ..............................              384              784
   Interest paid ...................................          (14,773)         (11,343)
   Payments for property operations ................          (28,070)         (21,533)
   General and administrative expenses paid ........           (2,107)          (2,640)
   Advisory and net income fee paid to affiliate ...           (2,146)          (2,986)
   Distributions from partnerships' operating cash
      flow .........................................               80              228
   Other ...........................................           (1,351)            (564)
                                                         ------------     ------------
      Net cash (used in) provided by operating
          activities ...............................             (737)           2,343


Cash Flows from Investing Activities
   Acquisition of real estate ......................          (46,917)         (19,579)
   Real estate improvements ........................           (4,345)          (3,759)
   Proceeds from sale of real estate ...............           22,156           14,388
   Sale of notes receivable ........................              304               --
   Funding of notes receivable .....................               --              (73)
   Collections on notes receivable .................              375            2,339
   Distributions from partnerships' investing
      activities ...................................               --               36
   Deposits on pending acquisitions and financings .              (77)            (898)
   Deferred financing costs ........................           (2,147)            (525)
   Deposits on proposed merger .....................             (440)              --
                                                         ------------     ------------
      Net cash (used in) investing activities ......          (31,091)          (8,071)


Cash Flows from Financing Activities
   Distributions to shareholders ...................           (1,804)          (1,570)
   Proceeds from notes payable and margin borrowings           62,844           28,105
   Payments on notes payable .......................          (27,835)         (23,850)
   Repurchase of shares of beneficial interest .....             (240)              --
   Shares of beneficial interest sold under dividend
      reinvestment plan ............................              172               --
                                                         ------------     ------------

      Net cash provided by financing activities ....           33,137            3,685
                                                         ------------     ------------


Net increase (decrease) in cash and cash
   equivalents .....................................            1,309           (2,043)

Cash and cash equivalents, beginning of period .....            3,088            2,961
                                                         ------------     ------------

Cash and cash equivalents, end of period ...........     $      4,397     $        918
                                                         ============     ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                             For the Nine Months
                                                             Ended September 30,
                                                         -------------------------
                                                             1998          1997
                                                         ----------     ----------
                                                           (dollars in thousands)


Reconciliation of net income to net cash
   provided by operating activities
Net income .........................................     $      667     $    3,538
   Adjustments to reconcile net income to
      net cash provided by operating activities
   Depreciation ....................................          6,074          4,563
   Gain on sale of real estate .....................         (5,916)        (6,565)
   (Increase) decrease in interest receivable ......            (82)           208
   Decrease in other assets ........................          1,918            403
   Increase (decrease) in other liabilities ........         (3,402)            24
   Increase in interest payable ....................             32             --
   Distributions from partnerships' operating cash
      flow .........................................             80            228
   Equity in (income) of partnerships ..............           (108)           (56)
                                                         ----------     ----------

      Net cash (used in) provided by operating
          activities ...............................     $     (737)    $    2,343
                                                         ==========     ==========



Noncash investing and financing activities

   Notes payable from acquisition of real estate ...     $       --     $    8,056

   Unrealized gain on marketable equity securities .            477          6,010

   Note receivable from sale of real estate ........            467             --










The accompanying notes are an integral part of these Consolidated Financial Statements.

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").

Certain balances for 1997 have been reclassified to conform to the 1998 presentation.

NOTE 2.       MORTGAGE NOTES RECEIVABLE

As more fully discussed in NOTE 4. "NOTES PAYABLE," seven of the Trust's mortgage notes receivable, with a combined principal balance of $1.4 million at December 31, 1997, were pledged as additional collateral on a $2.3 million loan, primarily secured by the AMOCO Office Building in New Orleans, Louisiana. In March 1998, the loan was refinanced and the collateral notes were released.

In April 1998, the Trust sold five mortgage notes secured by single-family residences located in Arizona and Hawaii for $319,000 in cash. The Trust received net cash of $304,000 after the payment of various closing costs. The Trust recognized no gain or loss on the sale.

NOTE 3.       REAL ESTATE

In January 1998, the Trust completed the sale of the 353 unit Edgewood Apartments in Lansing, Illinois, that was under contract for sale at December 31, 1997. The apartment complex was sold for $12.1 million in cash, with the Trust receiving net cash of $2.3 million after paying off $9.3 million in mortgage debt and the payment of various closing costs. The Trust paid a real estate brokerage commission of $302,000 to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor. The Trust recognized a gain of $5.6 million on the sale.

Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of undeveloped land in Collin County, Texas, for $2.1 million in cash. The Trust paid a real estate brokerage commission of $82,000 to Carmel Realty and a property acquisition fee of $21,000 to BCM.

In March 1998, the Trust purchased the 1010 Common Building, a 494,579 sq. ft. office building in New Orleans, Louisiana, for $14.5 million. The building was acquired subject to ground leases that expire from

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3.         REAL ESTATE (Continued)

November 2029 to April 2069. The Trust paid $6.3 million in cash and obtained new mortgage financing of $8.2 million. The lender has committed to fund an additional $3.8 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in April 2001. The Trust paid a real estate brokerage commission of $337,500 to Carmel Realty and a property acquisition fee of $145,000 to BCM. In April 1998, the Trust purchased four of the ground leases for $200,000 in cash.

Also in March 1998, the Trust purchased the 225 Baronne Building, a 416,834 sq. ft. office building in New Orleans, Louisiana, for $11.2 million. The Trust paid $3.8 million in cash and obtained new mortgage financing of $7.4 million. The lender has committed to fund an additional $1.6 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in April 2001. The Trust paid a real estate brokerage commission of $288,000 to Carmel Realty and a property acquisition fee of $112,000 to BCM.

Further in March 1998, the Trust sold 4050 Getwell, a 112,382 sq. ft. industrial warehouse in Memphis, Tennessee, for $2.1 million in cash. The Trust received net cash of $1.2 million after paying off $793,000 in mortgage debt and the payment of various closing costs. The Trust paid a real estate brokerage commission of $81,500 to Carmel Realty. The Trust recognized no gain or loss on the sale.

In April 1998, the Trust purchased the 338 unit Fontenelle Hills Apartments in Bellevue, Nebraska, for $12.8 million. The Trust paid $2.0 million in cash and obtained new mortgage financing of $10.8 million. The mortgage bears interest at 7.16% per annum, requires monthly payments of principal and interest of $73,017 and matures in May 2008. The Trust paid a real estate brokerage commission of $311,000 to Carmel Realty and a property acquisition fee of $128,000 to BCM.

Also in April 1998, the Trust purchased the Whisenant land, 16.802 acres of undeveloped land in Collin County, Texas, for $600,000 in cash. The Trust paid a real estate brokerage commission of $24,000 to Carmel Realty and an acquisition fee of $6,000 to BCM.

In May 1998, the Trust sold the Pinemont Professional Building, a 19,685 sq. ft. office building in Houston, Texas, for $570,000. The Trust received net cash of $57,000 and provided $467,000 of seller financing in the form of a wraparound mortgage note. The note bears interest at 10.4% per annum, requires monthly payments of principal and interest of $6,281 and matures in July 2008. The Trust recognized a loss of $154,000 on the sale.

In July 1998, the Trust purchased the Solco Allen land, 55.725 acres of undeveloped land in Collin County, Texas, for $1.3 million in cash. The

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3.         REAL ESTATE (Continued)

Trust paid a real estate brokerage commission of $53,000 to Carmel Realty and an acquisition fee of $13,000 to BCM.

Also in July 1998, the Trust purchased the Sandison land, 100.171 acres of undeveloped land in Collin County, Texas, for $4.7 million in cash. The Trust paid a real estate brokerage commission of $95,000 to Carmel Realty and an acquisition fee of $47,000 to BCM.

In August 1998, the Trust purchased the 1013 Common land, 18,000 sq. ft. of developed land in New Orleans, Louisiana, for $582,000 in cash. The Trust paid a real estate brokerage commission of $23,000 to Carmel Realty and an acquisition fee of $6,000 to BCM.

In September 1998, the Trust sold the 113,638 sq. ft. Rio Pinar Shopping Center in Orlando, Florida, for $8.8 million in cash. The Trust received $3.1 million in cash after paying off $5.1 million in mortgage debt and the payment of various closing costs. The Trust paid a real estate brokerage commission of $246,000 to Carmel Realty. The Trust recognized a gain of $478,000 on the sale.

During 1998, the Trust expended $636,000 to rebuild an industrial warehouse in Atlanta, Georgia that had been destroyed by fire in 1996. Construction was completed in the third quarter of 1998.

NOTE 4.         NOTES PAYABLE

In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after paying off $5.4 million in existing mortgage debt, the funding of required escrows and the payment of various closing costs. The new mortgage bears interest at 7.42% per annum, requires monthly payments of principal and interest of $56,502 and matures in January 2008. The Trust paid a mortgage brokerage and equity refinancing fee of $77,000 to BCM.

In March 1998, the Trust refinanced the mortgage debt in the amount of $15.0 million secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable. The Trust received net cash of $10.9 million after paying off $3.8 million in existing mortgage debt and the payment of various closing costs associated with the financing. The lender has committed to fund an additional $1.0 million in tenant improvements. The new mortgage bears interest at 8.7% per annum, requires monthly payments of interest only and matures in April 2001. The Trust paid a mortgage brokerage and equity refinancing fee of $150,000 to BCM.

The mortgage debt secured by the AMOCO, 1010 Common and 225 Baronne Office Buildings in New Orleans, Louisiana are cross-collateralized and cross defaulted. Both the Trust and BCM have guaranteed repayment of

                      CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.         NOTES PAYABLE (Continued)

the debt. Also, the Trust has committed to borrow an additional $163.0 million during the period ending March 2000 from the lender. In exchange for this commitment, the lender may record a second lien mortgage on the office buildings of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to the Trust or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans is funded. At September 30, 1998, $156.2 million of the borrowing commitment remained to be satisfied.

Also in March 1998, the Trust refinanced the mortgage debt secured by the McCallum Crossing Apartments in Dallas, Texas in the amount of $8.4 million. The Trust received net cash of $1.8 million after paying off $6.3 million in existing mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.19% per annum, requires monthly payments of principal and interest of $56,961 and matures in April 2008. The Trust paid a mortgage brokerage and equity refinancing fee of $84,000 to BCM.

In April 1998, the Trust obtained mortgage financing secured by its unencumbered McKinney 36 land in Collin County, Texas in the amount of $2.1 million. The Trust received net cash of $2.0 million after the payment of various closing costs. The new mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000. The Trust paid a mortgage brokerage and equity refinancing fee of $21,000 to BCM.

In May 1998, the Trust refinanced the mortgage debt secured by the Willow Wick Apartments in North Augusta, South Carolina in the amount of $2.1 million. The Trust received net cash of $1.1 million after paying off $854,000 in existing mortgage debt and the payment of various closing costs. The new mortgage bears interest at 7.205% per annum, requires monthly payments of principal and interest of $13,990 and matures in June 2008. The Trust paid a mortgage brokerage and equity refinancing fee of $21,000 to BCM.

In July 1998, concurrent with the purchases of the Solco Allen and Whisenant land, as discussed in NOTE 3. "REAL ESTATE," the Trust obtained mortgage financing in the amount of $5.2 million secured by the Solco Allen, Sandison and the Whisenant land, all in Collin County, Texas. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000.

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

Liquidity and Capital Resources

Cash and cash equivalents aggregated $4.4 million at September 30, 1998, compared with $3.1 million at December 31, 1997. The principal reasons for the increase in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. The Trust expects the net cash provided by its operations and from external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs, including, but not limited to, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased from $18.9 million in the first nine months of 1997 to $19.4 million in the first nine months of 1998. Of this net increase, $1.1 million is the result of the Trust having acquired five apartment complexes and six commercial properties during 1997 and 1998 and an additional $1.7 million due to increased rental and occupancy rates primarily at the Trust's commercial properties. These increases were partially offset by a decrease of $2.1 million due to the sale of four commercial properties in 1997 and one apartment complex and three commercial properties in 1998. The Trust's management believes that the Trust's cash flow from property operations will continue to increase as the Trust continues to benefit from the properties acquired in the last three months of 1997 and first nine months of 1998.

In January 1998, the Trust sold the 353 unit Edgewood Apartments in Lansing, Illinois, for $12.1 million in cash. The Trust received net cash of $2.3 million after paying off the then existing mortgage debt and the payment of various closing costs.

Also in January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million. The Trust received net cash of $2.1 million after paying off the then existing mortgage debt.

Further in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of undeveloped land in Collin County, Texas, for $2.1 million in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (Continued)

cash. In April 1998, the Trust obtained mortgage financing secured by such land in the amount of $2.1 million. The Trust received net cash from the financing of $2.0 million.

In March 1998, the Trust purchased the 494,579 sq. ft. 1010 Common Office Building in New Orleans, Louisiana, for $14.5 million consisting of $6.3 million in cash and mortgage financing of $8.2 million.

Also in March 1998, the Trust purchased the 416,834 sq. ft. 225 Baronne Office Building in New Orleans, Louisiana, for $11.2 million consisting of $3.8 million in cash and mortgage financing of $7.4 million.

In March 1998, the Trust refinanced the mortgage debt in the amount of $15.0 million secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable. The Trust received net cash of $10.9 million after paying off the then existing mortgage debt.

The mortgage debt secured by the above three New Orleans Office Buildings is cross-collateralized and cross defaulted. Both the Trust and Basic Capital Management, Inc. ("BCM"), the Trust's advisor, have guaranteed repayment of the debt. The Trust committed to borrow an additional $163.0 million from the lender during the period ending March 2000, of which $156.2 million of the borrowing commitment at September 30, 1998, remained to be satisfied. In exchange for this commitment, the lender may record a second lien mortgage on the New Orleans office buildings of up to $2.0 million. $1.0 million of this lien will be released upon the lender funding an additional $63.0 million in new loans to the Trust or BCM affiliated entities, with the remaining $1.0 million released pro rata as the remaining $100.0 million in new loans is funded.

Also in March 1998, the Trust sold the 112,382 sq. ft. 4050 Getwell Industrial Warehouse in Memphis, Tennessee, for $2.1 million in cash. The Trust received net cash of $1.2 million after paying off the then existing mortgage debt and the payment of various closing costs.

Further in March 1998, the Trust refinanced the mortgage debt secured by the McCallum Crossing Apartments in Dallas, Texas, in the amount of $8.4 million. The Trust received net cash of $1.8 million after paying off the then existing mortgage debt.

In April 1998, the Trust purchased the 338 unit Fontenelle Hills Apartments in Bellevue, Nebraska, for $12.8 million, consisting of $2.0 million in cash and mortgage financing of $10.8 million.

Also in April 1998, the Trust purchased the Whisenant land, 16.802 acres of undeveloped land in Collin County, Texas, for $600,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In May 1998, the Trust refinanced the mortgage debt secured by the Willow Wick Apartments in North Augusta, South Carolina in the amount of $2.1 million. The Trust received net cash of $1.1 million after paying off the then existing mortgage debt.

In July 1998, the Trust purchased the Solco Allen land, 55.725 acres of undeveloped land in Collin County, Texas, for $1.3 million in cash.

Also in July 1998, the Trust purchased the Sandison land, 100.171 acres of undeveloped land in Collin County, Texas, for $4.7 million in cash.

Subsequent to these purchases, the Trust obtained mortgage financing in the amount of $5.2 million secured by the Solco Allen, Sandison and Whisenant land, all in Collin County, Texas. The Trust received net cash of $4.9 million after the payment of closing costs.

In August 1998, the Trust purchased the 1013 Common land, 18,000 sq. ft. of developed land in New Orleans, Louisiana, for $582,000 in cash.

In September 1998, the Trust sold the 113,638 sq. ft. Rio Pinar Shopping Center in Orlando, Florida, for $8.8 million in cash. The Trust received $3.1 million in cash after paying off the existing mortgage debt and the payment of various closing costs.

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

In the first nine months of 1998, the Trust paid quarterly distributions of $.45 per share or a total of $1.8 million and sold 10,902 shares of beneficial interest through its dividend reinvestment plan for a total of $172,000.

Management reviews the carrying values of the Trust's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, discussions with the manager of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

property and visits to selected properties in the surrounding area and a review of the following: (i) the property's current rents compared to market rents;
(ii) the property's expenses; (iii) the property's maintenance requirements; and, (iv) the property's cash flow.

Results of Operations

The Trust reported a net loss of $1.8 million and net income of $667,000 for the three and nine months ended September 30, 1998, which includes gains on sale of real estate of $454,000 and $5.9 million. For the three months ended September 30, 1997, the Trust reported a net loss of $1.2 million including a $245,000 loss on the sale of real estate. The Trust reported net income of $3.5 million for the nine months ended September 30, 1997, which included gains on sale of real estate of $6.8 million. Fluctuations in these and other components of the Trust's revenues and expenses between the 1997 and 1998 periods are discussed below.

Rents increased from $14.4 million and $40.6 million for the three and nine months ended September 30, 1997, to $16.5 million and $47.3 million for the three and nine months ended September 30, 1998. Of these increases, $692,000 and $4.6 million is attributable to the acquisition of 4 apartment complexes and 8 commercial properties in 1997, and $1.5 million and $3.2 million is attributable to the acquisition of one apartment complex and two commercial properties in 1998. Increases of $883,000 and $3.4 million are due to increased rental and occupancy rates at the Trust's apartment complexes and commercial properties. These increases are partially offset by decreases of $429,000 and $2.7 million due to the sale of 4 commercial properties in 1997 and decreases of $743,000 and $2.0 million due to the sale of an apartment complex and three commercial properties during 1998. Rents are expected to continue to increase due to revenues from properties acquired in 1998 and higher rental and occupancy rates.

Interest income was $263,000 and $729,000 for the three and nine months ended September 30, 1997, compared to $168,000 and $539,000 for the three and nine months ended September 30, 1998. These decreases are due to the sale of five mortgage notes receivable in 1998 and the payoff of five mortgage notes receivable in 1997, partially offset by an increase in short-term investment income. Interest income in the fourth quarter of 1998 is expected to approximate that of the third quarter of 1998.

Property operating expenses increased from $8.4 million and $23.6 million for the three and nine months ended September 30, 1997, to $10.0 million and $27.4 million for the three and nine months ended September 30, 1998. Of these increases, $632,000 and $2.7 million is due to the acquisition of 4 apartment complexes and 8 commercial properties in 1997 and $1.4 million and $2.7 million is due to the acquisitions of one apartment complex and two commercial properties in 1998. These increases are partially offset by decreases of $308,000 and $1.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

million due to the sale of four commercial properties in 1997 and decreases of $482,000 and $1.0 million due to the sale of an apartment complex and three commercial properties during 1998. Property operating expenses are expected to continue to increase due to properties acquired in 1998.

Interest expense increased from $4.4 million and $12.2 million for the three and nine months ended September 30, 1997 to $6.0 million and $16.1 million for the three and nine months ended September 30, 1998. Of these increases, $1.1 million and $3.8 million is due to interest expense recorded on mortgages secured by fifteen properties, encumbered by debt, acquired in 1997 and six properties, encumbered by debt, acquired in 1998. An additional $740,000 and $1.1 million is due to interest expense recorded on borrowings in 1997 and 1998, secured by mortgages on one previously unencumbered commercial property and a note receivable in 1997 and three parcels of undeveloped land in 1998 and the refinancing of six existing mortgages in 1997 and four existing mortgages in 1998 where the loan balance was increased. These increases are partially offset by decreases of $294,000 and $1.5 million due to the sale of four commercial properties in 1997 and an apartment complex and three commercial properties in 1998. Interest expense in the fourth quarter of 1998 is expected to approximate that of the third quarter of 1998.

Depreciation expense increased from $1.6 million and $4.6 million for the three and nine months ended September 30, 1997 to $2.0 million and $6.1 million for the three and nine months ended September 30, 1998. These increases are due to the acquisition of 4 apartment complexes and 8 commercial properties in 1997 and one apartment complex and two commercial properties in 1998, partially offset by the sale of four commercial properties in 1997 and an apartment complex and three commercial properties in 1998. Depreciation is expected to increase during the fourth quarter of 1998, as a result of depreciation on the properties acquired in the fourth quarter of 1997 and the properties acquired in the first nine months of 1998.

Advisory fee to affiliate increased from $548,000 and $1.6 million for the three and nine months ended September 30, 1997 to $632,000 and $1.8 million for the three and nine months ended September 30, 1998. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of property acquisitions in 1997 and in 1998 partially offset by the sale of four commercial properties in 1997 and an apartment complex and three commercial properties in 1998. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

For the three months ended September 30, 1998, the Trust recorded a net income fee credit of $140,000 and for the nine months ended September 30, 1998, the Trust recorded a net income fee of $58,000. A net income

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

fee credit of $99,000 and a net income fee of $287,000 were recorded for the three and nine months ended September 30, 1997. The net income fee is 7.5% of the Trust's net income.

General and administrative expenses decreased from $817,000 and $2.2 million for the three and nine months ended September 30, 1997, to $504,000 and $1.6 million for the three and nine months ended September 30, 1998. These decreases are primarily attributable to a decrease in legal fees related to the Olive litigation, partially offset by an increase in Advisor cost reimbursements.

The Trust's equity in earnings of partnerships was a loss of $17,000 and income of $56,000 for the three and nine months ended September 30, 1997, as compared to income of $38,000 and $108,000 for the three and nine months ended September 30, 1998. The increase is due primarily to a loss recorded in 1997 on the sale of an industrial property by one of the equity partnerships.

For the nine months ended September 30, 1998, the Trust recognized a net gain on the sale of real estate of $5.9 million, $5.6 million of such gain being from the sale of the Edgewood Apartments in January 1998, a loss of $154,000 on the sale of the Pinemont Professional Building in May 1998 and a gain of $454,000 on the sale of the Rio Pinar Shopping Center in September 1998. See NOTE 3. "REAL ESTATE." For the three months ended September 30, 1997, the Trust recognized a loss of $245,000 on the sale of Builders Square Shopping Center. For the nine months ended September 30, 1997, the Trust also recognized gains on the sale of real estate totaling $6.8 million, $5.4 million on the sale of Tollhill West Office Building in April 1997 and $1.4 million on the sale of 2626 Cole Office Building in May 1997.

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

Year 2000

BCM, the Trust's advisor, has informed the Trust that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, that performs property management services for the Trust's properties, has informed the Trust that it is currently testing year 2000 compliant property management computer software for the Trust's commercial properties. Carmel, Ltd. expects to begin utilizing such software January 1, 1999. With regards to the Trust's apartment properties, Carmel, Ltd. has informed the Trust that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant property management computer software.

The Trust has not incurred, nor does it expect to incur, any costs related to its accounting and property management computer software being modified, upgraded or replaced in order to make it year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

Management has not completed its evaluation of the Trust's computer controlled building systems, such as security, elevators, heating and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000 (Continued)

cooling, etc., to determine what systems are not year 2000 compliant. Management does not believe that any necessary modifications to such systems will require significant expenditures or cause interruptions in operations, as such enhanced operating systems are readily available.

The Trust has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Trust faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. Management believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Trust's operations is negligible.

                        --------------------------------


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

The Olive Amendment provided for the addition of four new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Trust, IORI, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations and matters which were the subject of the evidentiary hearings. The plaintiffs' allegations of any breaches of the Modification shall be settled by mutual agreement of the parties or, lacking such agreement, by an arbitration proceeding.

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

ITEM 5.         OTHER INFORMATION

On October 25, 1996, the Trust's Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Trust's current Board of Trustees and was unanimously approved by such Board members. However, after evaluating the various alternative methods to accomplish conversion, the Trust's Board of Trustees approved a proposed merger of the Trust and Transcontinental Realty Investors, Inc. ("TCI").

Proposed Merger with Transcontinental Realty Investors, Inc.

On September 25, 1998, the Trust and TCI jointly announced the agreement of their respective Boards for the Trust to be acquired by TCI. Under

ITEM 5.         OTHER INFORMATION (Continued)


Proposed Merger with Transcontinental Realty Investors, Inc. (Continued)

the proposal, TCI would acquire all of the Trust's outstanding shares of beneficial interest, in a tax free exchange, for shares of its Common Stock. TCI would issue 1.181 shares of its Common Stock for each outstanding share of beneficial interest of the Trust. Upon the exchange of shares the Trust would merge into TCI. The share exchange and merger are subject to the negotiation of a definitive merger agreement and a vote of the shareholders of both entities. TCI has the same Board and advisor as the Trust.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


(a)             Exhibits:


Exhibit
Number                                  Description


 10.0 Advisory Agreement dated as of October 15, 1998, between Continental Mortgage and Equity Trust and Basic Capital Management, Inc., filed herewith.


 27.0           Financial Data Schedule, filed herewith.


(b)             Reports on Form 8-K as follows:

                A Current Report on Form 8-K, dated September 21, 1998, was filed September 28, 1998, with respect to Item 5. "Other Events," which reports the agreement of the respective Boards of Continental Mortgage and Equity Trust and Transcontinental Realty Investors, Inc. ("TCI") to form a single consolidated entity with TCI as its survivor.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CONTINENTAL MORTGAGE AND EQUITY TRUST






Date:    November 12, 1998             By:    /s/ Randall M. Paulson
     -------------------------            --------------------------
                                          Randall M. Paulson
                                          President






Date:    November 12, 1998             By:    /s/ Thomas A. Holland
     -------------------------            -------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                      CONTINENTAL MORTGAGE AND EQUITY TRUST

                                   EXHIBITS TO
                          QUARTERLY REPORT ON FORM 10-Q

                  For the Nine Months Ended September 30, 1998







Exhibit                                                                                                           Page
Number                                               Description                                                 Number
------    ---------------------------------------------------------------------------------------------------    ------

 10.0     Advisory Agreement dated as of October 15, 1998 between Continental Mortgage and Equity Trust and        24
          Basic Capital Management, Inc.


 27.0     Financial Data Schedule.                                                                                 53