Form 10-K405
period 1998-12-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1999-03-25
CIK 319416

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER 0-10503

                               ----------------

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                             94-2738844
                                         (I.R.S. EMPLOYERIDENTIFICATION NO.)
     (STATE OR OTHER JURISDICTION
   OFINCORPORATION OR ORGANIZATION)

 10670 NORTH CENTRAL EXPRESSWAY,SUITE
          300, DALLAS, TEXAS

                                                        75231
                                                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (214) 692-4700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  Shares of Beneficial Interest, no par value

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 5, 1999, the Registrant had 4,021,181 shares of beneficial interest outstanding. Of the total shares outstanding, 1,711,822 were held by other than those who may be deemed to be affiliates, for an aggregate value of $25,678,000 based on the last trade as reported on The Nasdaq Stock Market on March 5, 1999. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                          Page
                                                                          ----
                                    PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................    6

 Item 3.  Legal Proceedings.............................................   15

 Item 4.  Submission of Matters to a Vote of Security Holders...........   16

                                    PART II

 Item 5.  Market for Registrant's Shares of Beneficial Interest and
           Related Shareholder Matters..................................   16

 Item 6.  Selected Financial Data.......................................   17

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   18

 Item 8.  Financial Statements and Supplementary Data...................   24

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   53

                                   PART III

 Item 10. Trustees, Executive Officers and Advisor of the Registrant....   53

 Item 11. Executive Compensation........................................   59

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   61

 Item 13. Certain Relationships and Related Transactions................   61

                                    PART IV

 Item 14. Exhibits, Consolidated Financial Statements, Schedules and
           Reports on Form 8-K..........................................   64

 Signature Page..........................................................  65

                                    PART I

ITEM 1. BUSINESS

  Continental Mortgage and Equity Trust (the "Trust" or the "Registrant") is a California business trust organized pursuant to a declaration of trust dated August 27, 1980, and amended and restated as of May 27, 1987 (as amended through the date hereof, the "Declaration of Trust"). The Trust commenced operations on December 3, 1980. The Trust has elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In the opinion of management, the Trust has qualified for federal taxation as a REIT for each year subsequent to December 31, 1980.

  On October 25, 1996, the Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Board of Trustees and was unanimously approved. However, after evaluating the various alternative methods to accomplish conversion, the Board of Trustees approved a proposed merger of the Trust and Transcontinental Realty Investors, Inc. ("TCI"), as discussed below.

  The Trust's real estate portfolio at December 31, 1998 consisted of 65 properties held for investment, three properties held for sale, obtained through foreclosure, and one equity method real estate partnership (owning two office buildings). Eight of the properties held for investment were purchased in 1998. The Trust's mortgage notes receivable portfolio at December 31, 1998 consisted of four mortgage loans. The Trust's real estate and mortgage notes receivable portfolios are more fully discussed in ITEM 2. "PROPERTIES."

Proposed Merger with Transcontinental Realty Investors, Inc.

  On September 25, 1998, the Trust and TCI jointly announced the agreement of their respective Boards for the Trust to be acquired by TCI. Under the proposal, TCI would acquire all of the Trust's outstanding shares of beneficial interest, in a tax free exchange, for shares of TCI's common stock. TCI will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of the Trust. Upon the exchange of shares the Trust would merge into TCI. The share exchange and merger are subject to a vote of shareholders of both entities. Approval requires the vote of a majority of the shareholders holding a majority of the Trust's outstanding shares of beneficial interest. As of March 5, 1999, the Trust's advisor and its affiliates held shares representing approximately 44.7% of the outstanding shares of TCI and approximately 57.4% of the outstanding shares of the Trust. A date for the special meeting of the shareholders to vote on the merger proposal has not been set. TCI has the same Board and advisor as the Trust.

Business Plan and Investment Policy

  The Trust's business is investing in equity interests in real estate through equity ownership and investment in real estate partnerships and financing real estate and real estate related activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. The Trust's real estate is located throughout the continental United States. Information regarding the real estate and mortgage notes receivable portfolios of the Trust is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA".

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

  The type of future real estate investments made by the Trust will depend upon the availability of suitable real estate investment opportunities. In general, the Trust intends to be an aggressive and opportunistic investor. In 1999, the Trust's investment strategy will be to continue the strategy begun in 1996 of balancing its portfolio of apartments with new leveraged investments in commercial properties (office buildings, industrial warehouses or shopping centers) in the Southeast and Southwest, where a majority of its properties are located and where management believes there remains a potential for sustained appreciation. The Trust will also continue its emphasis on property sales to take advantage of stabilized real estate markets by selling properties that have reached their potential. The Trust will also be an opportunistic seller of properties in markets that have become over heated, i.e. an abundance of buyers. Further, to obtain additional funds for investment and to lock in current favorable interest rates, mortgage financing will be sought on the Trust's unencumbered properties held for investment, consisting of an apartment, an industrial warehouse and two office buildings, as well as refinancing of properties which are currently encumbered by mortgage debt that matures in the next two years or where there is an interest rate advantage to the Trust.

  The Board of Trustees currently intends to continue its policy of prohibiting the Trust from incurring aggregate secured and unsecured indebtedness in excess of 300% of net asset value (defined as the book value of all assets of the Trust minus all of its liabilities); however, the Board of Trustees may alter such policy at any time.

Management of the Trust

  Although the Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by Basic Capital Management, Inc. ("BCM" or the "Advisor"), a contractual advisor under the supervision of the Board of Trustees. The stated duties of the Advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. The Advisor also serves as a consultant in connection with the Trust's business plan and investment policy decisions made by the Board of Trustees.

  BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992. Mr. Phillips also served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust. BCM is more fully described in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor".

  BCM has been providing advisory services to the Trust since March 28, 1989. Renewal of BCM's advisory agreement with the Trust was approved at the annual meeting of shareholders held on May 8, 1997. BCM also serves as advisor to Income Opportunity Realty Investors, Inc., ("IORI") and TCI. The Trustees of the Trust are also directors of IORI and TCI and the officers of the Trust are also officers of IORI and TCI. BCM also serves as advisor to American Realty Trust, Inc. ("ART"). Randall M. Paulson, President of the Trust, also serves as the President of BCM, IORI and TCI and as Executive Vice President of ART. NRLP Management Corp. ("NMC"), a wholly-owned subsidiary of ART, is the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"), the operating partnership of NRLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis. The officers of the Trust are also officers of ART and NMC. As of March 5, 1999 ART and BCM owned approximately 41.1% and 15.1%, respectively, of the Trust's outstanding shares of beneficial interest.

  Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently, Carmel Realty Services, Ltd. ("Carmel, Ltd.") provides such property management services. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties,

Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, Inc. ("Carmel Realty"), which is a company owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd. as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor."

  Carmel Realty is also entitled to receive real estate brokerage commissions in accordance with the terms of a nonexclusive brokerage agreement as discussed in ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR TO THE REGISTRANT--The Advisor."

  The Trust has no employees. Employees of the Advisor render services to the Trust.

Competition

  The real estate business is highly competitive and the Trust competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which may have greater financial resources. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers in areas such as marketing, collection and the ability to control operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of units and the ability to provide a community atmosphere for tenants. Management believes that general economic circumstances and trends and new or renovated properties in the vicinity of the property are also competitive factors.

  To the extent that the Trust seeks to sell any of its properties, the sales prices for such properties may be affected by competition from other real estate entities and financial institutions also attempting to sell their properties located in areas in which the Trust's properties are located as well as by aggressive buyers attempting to penetrate or dominate a particular market.

  As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions", certain of the officers and Trustees of the Trust also serve as officers and directors of certain other entities, each of which is also advised by BCM, and each of which has business objectives similar to those of the Trust. The Trust's Trustees, officers and Advisor owe fiduciary duties to such other entities as well as to the Trust under applicable law. In determining to which entity a particular investment opportunity will be allocated, the officers, trustees or directors and the Advisor consider the respective investment objectives of each such entity and the appropriateness of a particular investment in light of each such entity's existing real estate and mortgage notes receivable portfolios. To the extent that any particular investment opportunity is appropriate to more than one of such entities, such investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of such entities.

  In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships", the Trust also competes with other entities which are affiliates of the Advisor and which may have investment objectives similar to the Trust's and that may compete with it in purchasing, selling, leasing and financing real estate and real estate related investments. In resolving any potential conflicts of interest which may arise, the Advisor has informed management that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

Certain Factors Associated with Real Estate and Related Investments

  The Trust is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or the Advisor. Also, the illiquidity of real estate investments may impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of the Trust's real estate portfolio. However, to the extent property purchases are concentrated in any particular geographic region or property type, the advantages of diversification may be mitigated.

ITEM 2. PROPERTIES

  The Trust's principal offices are located at 10670 North Central Expressway, Suite 300, Dallas, Texas 75231. In the opinion of management, the Trust's offices are suitable and adequate for its present operations.

  Details of the Trust's real estate and mortgage notes receivable portfolios at December 31, 1998, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA". The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning the Trust's real estate and mortgage notes receivable portfolios.

  The Trust's real estate portfolio consists of properties held for investment, properties held for sale, which were obtained through foreclosure of the collateral securing mortgage notes receivable, and an investment in a partnership. The Trust holds fee simple title to all of the properties in its real estate portfolio except the 1010 Common Office Building in New Orleans, Louisiana, which is subject to a number of ground leases, not all of which are owned by the Trust. The discussion set forth below under the heading "Real Estate" provides certain summary information concerning the properties held for investment, properties held for sale and the Trust's partnership investment.

  The Trust's real estate is geographically diversified. At December 31, 1998, the Trust held investments in apartments and/or commercial properties in each geographic region of the continental United States, with a concentration in the Southeast and Southwest regions, as shown more specifically in the table under "Real Estate" below. At December 31, 1998, the Trust held mortgage notes receivable secured by real estate located in the Southeast, Southwest and Midwest regions of the continental United States with a concentration in the Southeast and Southwest regions, as shown more specifically in the table under "Mortgage Loans" below.

  At December 31, 1998, none of the Trust's properties or mortgage notes receivable exceeded 10% of the Trust's total assets. At December 31, 1998, 88% of the Trust's assets consisted of properties held for investment, 1% consisted of properties held for sale and 1% consisted of mortgage notes and interest receivable. The remaining 10% of the Trust's assets were cash, cash equivalents, marketable equity securities and other assets. The percentage of the Trust's assets invested in any one category is subject to change and no assurance can be given that the composition of its assets in the future will approximate the percentages listed above.

  To continue to qualify for federal taxation as a REIT under the Code, the Trust is required, among other things, to hold at least 75% of the value of its assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year.

Geographic Regions

  The Trust has divided the continental United States into the following geographic regions.

  Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. The Trust has one commercial property in this region.

  Southeast region is comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. The Trust has 6 apartments and 8 commercial properties in this region.

  Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. The Trust has 21 apartments and 12 commercial properties in this region.

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

  Excluded from the above are 11 parcels of land, as described below.

Real Estate

  At December 31, 1998, approximately 90% of the Trust's assets were invested in real estate. The Trust invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. The Trust's real estate portfolio consists of properties held for investment, properties held for sale, which were obtained through foreclosure of the collateral securing mortgage notes receivable, an investment in a partnership and investments in the equity securities of real estate entities.

  Types of Real Estate Investments. The Trust's real estate consists of commercial properties (office buildings, industrial warehouses and a shopping center) and apartments or similar properties having established income-producing capabilities. In selecting new real estate investments, the location, age and type of property, gross rentals, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. The Trust may acquire properties subject to or assume existing debt and may mortgage, pledge or otherwise obtain financing for its properties. The Board of Trustees may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of shareholders to the extent such policies are not governed by the Trust's Declaration of Trust.

  Although the Trust has typically invested in developed real estate, the Trust may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Trustees). To the extent that the Trust invests in construction and development projects, the Trust would be subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

  At December 31, 1998, the Trust was making significant capital improvements to two office buildings in New Orleans, Louisiana. The Trust expects to spend a total of $2.2 million on the 225 Baronne Office Building and $3.0 million on the 1010 Common Office Building in 1999.

  In the opinion of management, the properties owned by the Trust are adequately covered by insurance.

  The following table sets forth the percentages, by property type and geographic region, of the Trust's real estate (other than land as described below) at December 31, 1998.

                                                                      Commercial
   Region                                                  Apartments Properties
   ------                                                  ---------- ----------
   Northeast..............................................     -- %       1.9%
   Southeast..............................................    18.6       28.4
   Southwest..............................................    59.6       63.4
   Midwest................................................     6.7        --
   Mountain...............................................    10.6        6.3
   Pacific................................................     4.5        --
                                                             -----      -----
                                                             100.0%     100.0%
                                                             =====      =====

  The foregoing table is based solely on the number of apartment units and amount of commercial square footage owned by the Trust and does not reflect the value of the investment in each region. The Trust also owns ten parcels of unimproved land, consisting of 36.4 acres, 16.8 acres, 100.2 acres, 55.8 acres, 163 acres, 140 acres, 156 acres, 103 acres, 128 acres and 236 acres and one 18,000 sq. ft. parcel of improved land, all in the Southwest region. See
Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a more detailed description of the Trust's real estate portfolio.

  A summary of the activity in the Trust's owned real estate portfolio during 1998 is as follows:

   Owned properties in real estate portfolio at January 1, 1998.............  66
   Properties purchased.....................................................   8
   Properties sold..........................................................  (6)
                                                                             ---
   Owned properties in real estate portfolio at December 31, 1998...........  68
                                                                             ===

  Properties Held for Investment. Set forth below are the Trust's properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and occupancy thereof at December 31, 1998, 1997 and 1996:

                                                                        Rent Per
                                                    Units/            Square Foot    Occupancy %
                                               Square Footage/       -------------- --------------
Property                     Location               Acres            1998 1997 1996 1998 1997 1996
--------                     --------     -------------------------- ---- ---- ---- ---- ---- ----
Apartments
4242 Cedar Springs...... Dallas, TX         76 units/ 60,600 sq. ft. $.82 $.79 $.75  99   98   96
Applecreek.............. Dallas, TX       216 units/ 225,952 sq. ft.  .54  .53  .52  91   92   90
Ashley Crest............ Houston, TX      168 units/ 133,104 sq. ft.  .64  .57    *  85   83    *
Camelot................. Largo, FL        120 units/ 141,024 sq. ft.  .51  .50  .48 100   98   94
Country Crossing........ Tampa, FL        227 units/ 199,952 sq. ft.  .54  .53  .51  91   91   93
Eagle Rock.............. Los Angeles, CA    99 units/ 68,614 sq. ft.  .98  .93    *  95   92    *
El Chapparal............ San Antonio, TX  190 units/ 174,220 sq. ft.  .66  .64  .64  91   95   89
Fairways................ Longview, TX     152 units/ 134,176 sq. ft.  .53  .51  .51  83   91   91
Fontenelle Hills........ Bellevue, NE     338 units/ 380,198 sq. ft.  .60    *    *  99    *    *
Forest Ridge............ Denton, TX         56 units/ 65,480 sq. ft.  .62  .61  .59  88   90   98
Fountain Lake........... Texas City, TX   166 units/ 161,220 sq. ft.  .55  .53  .52  88   95   90
Glenwood................ Addison, TX      168 units/ 134,432 sq. ft.  .74  .70  .66  96   97   96
Grove Park.............. Plano, TX        188 units/ 143,556 sq. ft.  .72  .69  .65  97   93   95
Heritage on the River... Jacksonville, FL 301 units/ 289,490 sq. ft.  .62  .60  .58  95   92   92
In the Pines............ Gainesville, FL  242 units/ 294,860 sq. ft.  .51  .50  .48  97   97   92
Madison at Bear Creek... Houston, TX      180 units/ 138,448 sq. ft.  .63  .58    *  96   90    *
McCallum Crossing....... Dallas, TX       322 units/ 172,796 sq. ft.  .93  .88  .84  95   96   98

                                                                             Rent Per
                                                      Units/               Square Foot       Occupancy %
                                                 Square Footage/       -------------------- --------------
Property                      Location                Acres             1998   1997   1996  1998 1997 1996
--------                      --------      -------------------------- ------ ------ ------ ---- ---- ----
Apartments--continued
McCallum Glen........... Dallas, TX         275 units/ 159,850 sq. ft. $  .89 $  .83 $  .80  95   96   97
Oak Park IV............. Clute, TX           108 units/ 78,708 sq. ft.    .50    .50    .49  90   94   79
Oak Run................. Pasadena, TX       160 units/ 128,016 sq. ft.    .72    .69    .68  91   92   96
Park at Colonnade....... San Antonio, TX    211 units/ 188,000 sq. ft.    .56    .53    .52  95   91   96
Park Lane............... Dallas, TX           97 units/ 87,260 sq. ft.    .60    .58    .55  97   91   93
Parkwood Knoll.......... San Bernardino, CA 178 units/ 149,802 sq. ft.    .66    .65    .64  98   96   95
Pierce Tower............ Denver, CO           57 units/ 45,120 sq. ft.   1.10   1.01    .93  94   97   97
Quail Oaks.............. Balch Springs, TX   131 units/ 72,848 sq. ft.    .68    .65    .63  96   95   99
Somerset................ Texas City, TX     200 units/ 163,368 sq. ft.    .60    .60    .59  92   92   89
Stone Oak............... San Antonio, TX    252 units/ 187,686 sq. ft.    .63    .60    .60  92   92   88
Sunset Lake............. Waukegan, IL       414 units/ 302,640 sq. ft.    .81    .80    .79  91   90   88
Trails at Windfern...... Houston, TX        240 units/ 173,376 sq. ft.    .64    .61      *  96   95    *
Willow Creek............ El Paso, TX        112 units/ 103,140 sq. ft.    .48    .47    .47  92   93   87
Willo-Wick Gardens...... Pensacola, FL      152 units/ 153,360 sq. ft.    .52    .52    .51  87   89   96
Willow Wick............. North Augusta, SC   104 units/ 94,128 sq. ft.    .52    .50    .50  99   98   93
Woodbridge.............. Westminster, CO    194 units/ 104,500 sq. ft.    .94    .88    .83  99   96   97

Office Buildings
225 Baronne............. New Orleans, LA               416,834 sq. ft.   7.34      *      *  62    8    8
1010 Common............. New Orleans, LA               494,579 sq. ft.   8.20      *      *  13    *    *
3400 Carlisle........... Dallas, TX                     74,000 sq. ft.  15.12  13.42  10.50  77   95   98
Amoco................... New Orleans, LA               378,244 sq. ft.  12.02  12.25   9.93  79   66   33
Bay Plaza............... Tampa, FL                      75,780 sq. ft.  14.48  12.30      *  87   95    *
Durham Centre........... Durham, NC                    207,171 sq. ft.  17.30  15.33      *  92   88    *
Hampton Court........... Dallas, TX                    104,001 sq. ft.  17.01  15.18  12.80 100   79   92
Jefferson............... Washington, DC                 71,877 sq. ft.  30.83  27.71      *  94   87    *
NASA.................... Clear Lake, TX                 78,159 sq. ft.  10.81  10.27  10.46  78   76   64
Westgrove Air Plaza..... Addison, TX                    78,326 sq. ft.  11.04   7.33      *  85   67    *
Windsor Plaza........... Windcrest, TX                  80,522 sq. ft.  12.85  13.32  11.38  49   58   84

Industrial Warehouses
5360 Tulane............. Atlanta, GA                    30,000 sq. ft.   2.45   2.45   2.19  65  100   32
5700 Tulane............. Atlanta, GA                    67,850 sq. ft.    --     --     --  --   --   --
Brookfield.............. Chantilly, VA                  63,504 sq. ft.   6.54   6.26   6.19 100  100  100
Central Storage......... Dallas, TX                    216,035 sq. ft.   1.48   1.48    .99 100  100  100
Kelly................... Dallas, TX                    330,334 sq. ft.   2.90   2.96   2.43 100   95   93
McLeod.................. Orlando, FL                   110,914 sq. ft.   7.05   6.69   6.38  90   96   80
Northgate............... Marietta, GA                  208,386 sq. ft.   4.14   4.02   3.91 100  100  100
Shady Trail............. Dallas, TX                     42,900 sq. ft.   2.95   3.18   2.25 100   66    0
Space Center............ San Antonio, TX               101,500 sq. ft.   2.96   2.04   1.93  65   72   77
Sullyfield.............. Chantilly, VA                 243,813 sq. ft.   6.17   5.96   5.23  89   96   90

Shopping Center
Promenade............... Highland Ranch, CO            133,558 sq. ft.   9.75   9.56   9.35  99   96   80

Land
1013 Common............. New Orleans, LA                18,000 sq. ft.
McKinney 36............. Collin County, TX                  36.4 Acres
McKinney 140............ McKinney, TX                      140.0 Acres
OPUBCO.................. Collin County, TX                 156.0 Acres
Sandison................ Collin County, TX                 100.2 Acres
Solco Allen............. Collin County, TX                  55.8 Acres
Stacy Road.............. Allen, TX                         163.0 Acres
State Highway 121....... Collin County, TX                 236.0 Acres
Watters Road............ Collin County, TX                 103.0 Acres
Whisenant............... Collin County, TX                  16.8 Acres

--------
* Property was purchased in 1998 or 1997.

  Occupancy presented above and throughout this ITEM 2 is without reference to whether leases in effect are at, below or above market rates.

  In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado, in the amount of $7.7 million, receiving net cash of $2.1 million after paying off $5.4 million in mortgage debt, the funding of escrows and the payment of various closing costs. The mortgage bears interest at 7.42% per annum, requires monthly payments of principal and interest of $56,502 and matures in January 2008. A mortgage brokerage and equity refinancing fee of $77,000 was paid to BCM.

  Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of unimproved land in Collin County, Texas, for $2.1 million in cash. A real estate brokerage commission of $82,000 was paid to Carmel Realty and an acquisition fee of $21,000 was paid to BCM.

  In March 1998, the Trust purchased 1010 Common, a 494,579 sq. ft. office building in New Orleans, Louisiana, for $14.5 million. The building was acquired subject to ground leases that expire between November 2029 and April 2069. The Trust paid $6.3 million in cash and obtained mortgage financing of $8.2 million. The lender has committed to fund an additional $3.8 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in April 2001. A real estate brokerage commission of $337,500 was paid to Carmel Realty and an acquisition fee of $145,000 was paid to BCM. In April 1998, the Trust purchased four of the ground leases for $200,000 in cash. A real estate brokerage commission of $8,000 was paid to Carmel Realty and an acquisition fee of $2,000 was paid to BCM. In November and December 1998, the Trust purchased the fee interest in two additional ground leases for a total of $1.2 million in cash. A real estate brokerage commission of $48,000 was paid to Carmel Realty and an acquisition fee of $12,000 was paid to BCM. Also in December 1998, the Trust purchased another ground lease for $225,000, obtaining seller financing of the entire purchase price. The financing bears interest at 12.0% per annum, requires monthly payments of interest only and matures in December 2003. A real estate brokerage commission of $9,000 was paid to Carmel Realty and an acquisition fee of $2,000 was paid to BCM.

  Also in March 1998, the Trust purchased 225 Baronne, a 416,834 sq. ft. office building in New Orleans, Louisiana, for $11.2 million. The Trust paid $3.8 million in cash and obtained mortgage financing of $7.4 million. The lender has committed to fund an additional $1.6 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in April 2001. A real estate brokerage commission of $288,000 was paid to Carmel Realty and an acquisition fee of $112,000 was paid to BCM.

  Further in March 1998, the Trust refinanced the mortgage debt secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable in the amount of $15.0 million, receiving net cash of $10.9 million after paying off $3.8 million in mortgage debt and the payment of various closing costs. The lender has committed to fund an additional $1.0 million for tenant improvements. The new mortgage bears interest at 8.7% per annum, requires monthly payments of interest only and matures in April 2001. A mortgage brokerage and equity refinancing fee of $160,000 was paid to BCM.

  The mortgage debt secured by the above three New Orleans properties is cross-collateralized and cross defaulted. Both BCM and the Trust have guaranteed repayment of this debt.

  In March 1998, the Trust refinanced the mortgage debt secured by the McCallum Crossing Apartments in Dallas, Texas in the amount of $8.4 million, receiving net cash of $1.8 million after paying off $6.3 million in mortgage debt and the payment of various closing costs. The mortgage bears interest at 7.19% per annum, requires monthly payments of principal and interest of $56,961 and matures in April 2008. A mortgage brokerage and equity refinancing fee of $84,000 was paid to BCM.

  Also in March 1998, the Trust sold 4050 Getwell, a 112,382 sq. ft. industrial warehouse in Memphis, Tennessee, for $2.1 million, receiving net cash of $1.2 million after paying off $793,000 in mortgage debt and the payment of various closing costs. A real estate brokerage commission of $81,500 was paid to Carmel Realty. No gain or loss was recognized on the sale.

  In April 1998, the Trust purchased the 338 unit Fontenelle Hills Apartments in Bellevue, Nebraska, for $12.8 million. The Trust paid $2.0 million in cash and obtained mortgage financing of $10.8 million. The mortgage bears interest at 7.16% per annum, requires monthly payments of principal and interest of $73,017 and matures in May 2008. A real estate brokerage commission of $311,000 was paid to Carmel Realty and a property acquisition fee of $128,000 was paid to BCM.

  Also in April 1998, the Trust obtained mortgage financing secured by its unencumbered McKinney 36 land in Collin County, Texas in the amount of $2.1 million, receiving net cash of $2.0 million after the payment of various closing costs. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000. A mortgage brokerage and equity refinancing fee of $21,000 was paid to BCM.

  In May 1998, the Trust purchased the Whisenant land, 16.802 acres of unimproved land in Collin County, Texas, for $600,000 in cash. A real estate brokerage commission of $24,000 was paid to Carmel Realty and an acquisition fee of $6,000 was paid to BCM.

  Also in May 1998, the Trust refinanced the mortgage debt secured by the Willow Wick Apartments in North Augusta, South Carolina, in the amount of $2.1 million, receiving net cash of $1.1 million after paying off $854,000 in mortgage debt and the payment of various closing costs. The mortgage bears interest at 7.205% per annum, requires monthly payments of principal and interest of $13,990 and matures in June 2008. A mortgage brokerage and equity refinancing fee of $21,000 was paid to BCM.

  In July 1998, the Trust purchased the Solco Allen land, 55.725 acres of unimproved land in Collin County, Texas, for $1.3 million in cash. A real estate brokerage commission of $53,000 was paid to Carmel Realty and an acquisition fee of $13,000 was paid to BCM.

  Also in July 1998, the Trust purchased the Sandison land, 100.171 acres of unimproved land in Collin County, Texas, for $4.7 million in cash. A real estate brokerage commission of $95,000 was paid to Carmel Realty and an acquisition fee of $47,000 was paid to BCM.

  Concurrent with these two land purchases, the Trust obtained mortgage financing in the amount of $5.2 million, receiving net cash of $4.9 million after the payment of various closing costs. The mortgage is secured by the Solco Allen, Sandison and Whisenant land, all in Collin County, Texas. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000.

  In August 1998, the Trust purchased the 1013 Common land, 18,000 sq. ft. of improved land in New Orleans, Louisiana, for $582,000 in cash. A real estate brokerage commission of $23,000 was paid to Carmel Realty and an acquisition fee of $6,000 was paid to BCM.

  In September 1998, the Trust sold the 113,638 sq. ft. Rio Pinar Shopping Center in Orlando, Florida, for $8.8 million, receiving net cash of $3.1 million after paying off $5.1 million in mortgage debt and the payment of various closing costs. A real estate brokerage commission of $246,000 was paid to Carmel Realty. A gain of $454,000 was recognized on the sale.

  During 1998, the Trust expended $636,000 to rebuild 5700 Tulane, a 67,850 sq. ft. industrial warehouse in Atlanta, Georgia that had been destroyed by fire in 1996. Construction was completed in the third quarter of 1998.

  In March 1999, the Trust refinanced the mortgage debt secured by the Eagle Rock Apartments in Los Angeles, California, in the amount of $3.3 million, paying net cash of $50,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs. The mortgage bears interest at 7.33% per annum, requires monthly payments of principal and interest of $22,609 and matures in April 2009. A mortgage brokerage and equity refinancing fee of $33,000 was paid to BCM.

  Properties Held for Sale. Set forth below are the Trust's properties held for sale, which were obtained through foreclosure, and the monthly rental rate for the apartment and the average annual rental rate for the commercial property and occupancy thereof at December 31, 1998, 1997 and 1996:

                                                                     Rent Per
                                                 Units/             Square Foot     Occupancy %
                                             Square Footage/     ----------------- --------------
 Property                   Location              Acres          1998  1997  1996  1998 1997 1996
 --------                --------------- ----------------------- ----- ----- ----- ---- ---- ----
Apartment
Shadowridge............. Rocksprings, WY 64 units/52,700 sq. ft. $ .57 $ .54 $ .57  95   99   87

Industrial Warehouse
Ogden Industrial........ Ogden, UT               107,112 sq. ft.  4.12  3.56  2.80  86  100  100

Land
Round Mountain.......... Austin, TX                    128 acres

  In January 1998, the Trust completed the sale of the 353 unit Edgewood Apartments in Lansing, Illinois, for $12.1 million, receiving net cash of $2.3 million after paying off $9.3 million in mortgage debt and the payment of various closing costs. A real estate brokerage commission of $302,000 was paid to Carmel Realty. A gain of $5.6 million was recognized on the sale.

  In May 1998, the Trust sold the 19,685 sq. ft. Pinemont Professional Building in Houston, Texas, for $570,000, receiving $57,000 in cash and providing $467,000 of seller financing in the form of a wraparound mortgage note. The note bears interest at 10.4% per annum, requires monthly payments of principal and interest of $6,281 and matures in July 2008. A loss of $154,000 was recognized on the sale.

  In December 1998, the Trust sold the Northwest Crossing land, 4.9 acres in Houston, Texas, for $965,000, receiving $901,000 after the payment of various closing costs. A real estate brokerage commission of $19,000 was paid to Carmel Realty. A gain of $5,000 was recognized on the sale.

  Also in December 1998, the Trust sold the Del Ray Forum land, 5 acres in Delray Beach, Florida, for $1.0 million, receiving $922,000 after the payment of various closing costs. A real estate brokerage commission of $10,000 was paid to Carmel Realty. A gain of $137,000 was recognized on the sale.

  Partnership Properties. The Trust is a noncontrolling 30% general partner in Sacramento Nine ("SAC 9"), which owns two office buildings. The Trust accounts for its investment in the partnership using the equity method. Set forth below are the properties owned by SAC 9 and the average annual rental rate and occupancy thereof at December 31, 1998, 1997 and 1996:

                                                                 Rent Per
                                                               Square Foot       Occupancy %
                                                           -------------------- --------------
 Property                     Location      Square Footage  1998   1997   1996  1998 1997 1996
 --------                ------------------ -------------- ------ ------ ------ ---- ---- ----
Prospect Park #29....... Rancho Cordova, CA 40,807 sq. ft. $17.91 $16.97 $11.06 100  100  100
U.S. Sprint............. Rancho Cordova, CA 62,957 sq. ft.  11.67  10.68  10.56 100  100  100

Mortgage Loans

  In addition to real estate, a portion of the Trust's assets are invested in mortgage notes receivable, principally secured by income-producing real estate. The Trust expects that the percentage of its assets invested in mortgage loans will continue to decrease, as it is not actively seeking to fund or acquire mortgage loans. It may, however, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. The Trust intends to service and may either hold for investment or sell any or all of the mortgage notes in its portfolio. The Trust's mortgage notes receivable consist of first, wraparound and junior mortgage loans.

  Types of Mortgage Activity. The Trust has originated its own mortgage loans as well as acquired existing mortgage notes either directly from builders, developers or property owners, or through mortgage banking firms, commercial banks or other qualified brokers. The Trust is generally not considering new mortgage lending, except in special circumstances or in connection with purchase money financing offered to facilitate the sale of a property. BCM, in its capacity as a mortgage servicer, services the Trust's mortgage notes. The Trust's investment policy is described in ITEM 1. "BUSINESS--Business Plan and Investment Policy".

  Types of Properties Subject to Mortgages. The properties securing the mortgage notes receivable portfolio at December 31, 1998, consisted of office buildings, a mobile home park and a building housing a health club. To the extent that the Declaration of Trust does not control such matters, the Board of Trustees may alter the types of properties subject to mortgage loans in which the Trust invests without a vote of the shareholders. In addition to restricting the types of collateral and priority of mortgage loans in which the Trust may invest, the Declaration of Trust imposes certain restrictions on transactions with related parties, as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

  At December 31, 1998, the mortgage notes receivable portfolio consisted of four mortgage loans with an aggregate outstanding principal balance of $3.5 million secured by income-producing real estate located in the Southeast, Southwest and Midwest. At December 31, 1998, approximately 1% of the Trust's assets were invested in mortgage notes receivable.

  The following table sets forth the percentages (based on the outstanding mortgage note receivable balance), by both property type and geographic region, of the properties that serve as collateral for mortgage notes receivable at December 31, 1998. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for further details of the mortgage notes receivable portfolio.

                                                               Commercial
 Region                                             Apartments Properties Total
 ------                                             ---------- ---------- -----
 Southeast.........................................    -- %       42.6%    42.6%
 Southwest.........................................    --         51.5     51.5
 Midwest...........................................    5.9         --       5.9
                                                       ---        ----    -----
                                                       5.9%       94.1%   100.0%
                                                       ===        ====    =====

  A summary of the activity in the mortgage notes receivable portfolio during 1998 is as follows:

Loans in mortgage notes receivable portfolio at January 1, 1998.............  11
Loans paid in full..........................................................  (2)
Loan from sale of property..................................................   1
Loans sold..................................................................  (5)
Loan written off............................................................  (1)
                                                                             ---
Loans in mortgage notes receivable portfolio at December 31, 1998...........   4
                                                                             ===

  First Mortgage Loans. The Trust has invested in first mortgage loans, with either short, medium or long-term maturities. First mortgage loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan prior to maturity, but may involve interest-only payments or moderate amortization of principal and a "balloon" principal payment at maturity. With respect to first mortgage loans, the Trust's policy is to require that the borrower provide a mortgagee's title policy or an acceptable legal title opinion as to the validity and the priority of the mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders in the relevant area. The Trust may grant to other lenders participations in first mortgage loans originated by the Trust.

  The following discussion briefly describes the events that affected previously funded first mortgage loans during 1998 and to date.

  In April 1998, the Trust sold five mortgage notes secured by single-family residences in Arizona and Hawaii for $319,000, receiving net cash of $304,000 after the payment of various closing costs. No gain or loss was recognized on the sale.

  In June 1998, the Trust collected in full a mortgage note with a principal balance of $304,000.

  In December 1998, the Trust collected in full a mortgage note with a principal balance of $547,000.

  At December 31, 1998, a matured mortgage note with a principal balance of $700,000 was in default. Until July 1998, the Trust had been receiving partial interest payments monthly. In December 1998, the Trust wrote off the note after it determined that it was uncollectible. No loss was incurred in excess of the reserve previously established.

  As discussed above in "Real Estate," seven of the Company's mortgage notes with a combined principal balance, at December 31, 1997, of $1.4 million were pledged as additional collateral on a $2.3 million loan, primarily secured by the AMOCO Office Building. In March 1998, the AMOCO mortgage was refinanced and the collateral loans were released.

  In February 1999, the Trust sold, to the underlying lienholder, its mortgage note receivable secured by the Cypress Creek Office Building in Ft. Lauderdale, Florida, for $1.6 million, receiving net cash of $111,000 after paying off $1.4 million in mortgage debt and the payment of various closing costs. The purchaser has no recourse to the Trust if the note should not be collected in full. A gain will be recognized on the sale.

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

  Wraparound mortgage loans may provide for full, partial or no amortization of principal. The Trust's policy is to make wraparound mortgage loans in amounts and on properties that it would otherwise make first mortgage loans. At December 31, 1998, the mortgage notes receivable portfolio contained one wraparound mortgage loan.

  As discussed above in "Real Estate," the Trust provided $467,000 of seller financing in the form of a wraparound note in conjunction with the sale of the Pinemont Professional Building. The note bears interest at 10.4% per annum, requires monthly payments of principal and interest of $6,281 and matures in July 2008.

  Junior Mortgage Loans. The Trust has invested in junior mortgage loans. Such loans are secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees of the borrower. The Declaration of Trust restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10% of the Trust's assets. At December 31, 1998, less than 1% of the Trust's assets were invested in junior mortgage loans.

  The following discussion briefly describes events that affected previously funded junior mortgage loans during 1998 and to date.

  In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club in Dallas, Texas. The note matured in October 1998. The Trust had also guaranteed the underlying first lien mortgage secured by the property, which also matured in October 1998. The Trust ceased recognizing interest income on the note in June 1996. In February 1999, the Trust obtained ownership of the partnership that owns the property. The partnership refinanced the property in the amount of $2.7 million, receiving no net cash after paying off the matured $2.6 million first lien and the payment of various closing costs. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $23,000 and matures in February 2004. The Trust incurred no loss as the fair value of the property exceeded the carrying value of the Trust's note receivable and assumed first lien mortgage.

Equity Investments in Real Estate Entities

  In September 1990, the Board of Trustees authorized the purchase of up to $2.0 million of the common stock of ART through negotiated or open market transactions. The officers of the Trust also serve as officers of ART. BCM, the Trust's advisor, also serves as advisor to ART. At March 5, 1999, ART owned approximately 41.1% of the Trust's outstanding shares of beneficial interest. At December 31, 1998, the Trust owned 820,850 shares of ART's common stock, approximately 7.6% of the shares outstanding, which the Trust primarily purchased in open market transactions in 1990 and 1991, at a total cost of $1.6 million. The ART common stock is considered to be available for sale and, is carried at fair value defined as the period end closing market value. At December 31, 1998, the market value of the ART common stock was $13.4 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

  In December 1990, the Board of Trustees authorized the purchase of up to $1.0 million of the shares of common stock of TCI through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI and the officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. At December 31, 1998, the Trust owned 80,268 shares of TCI's common stock, approximately 2.1% of the shares outstanding, which the Trust primarily purchased in open market transactions in 1990 and 1991 at a total cost of $235,000. The TCI common stock is considered to be available for sale and is carried at fair value. At December 31, 1998, the market value of the Trust's investment in TCI's common shares was $1.0 million. See ITEM 2. "BUSINESS--Proposed Merger with Transcontinental Realty Investors, Inc." and ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

   Quarter Ended                                                 High     Low
   -------------                                                ------- --------
March 31, 1999
 (through March 5, 1999)....................................... $17     $14 5/16

March 31, 1998.................................................  18      15 1/2
June 30, 1998..................................................  23      14 3/4
September 30, 1998.............................................  17 1/2  15
December 31, 1998..............................................  16      14

March 31, 1997.................................................  15 1/2  11
June 30, 1997..................................................  16 1/4  11
September 30, 1997.............................................  21 1/4  11 1/2
December 31, 1997..............................................  21 1/2  15 1/2

  As of March 5, 1999, the closing price of the Trust's shares of beneficial interest on the Nasdaq was $15.00 per share.

  As of March 5, 1999, the Trust's shares of beneficial interest were held by 4,212 holders of record.

  The Trust paid distributions in 1998 and 1997 as follows:

                                                                         Amount
  Date Declared          Record Date              Payable Date          Per Share
  -------------          -----------              ------------          ---------
February 16, 1998     March 13, 1998           March 31, 1998             $.15
May 27, 1998          June 4, 1998             June 19, 1998               .15
August 31, 1998       September 15, 1998       September 30, 1998          .15
November 24, 1998     December 15, 1998        December 30, 1998           .15

February 26, 1997     March 14, 1997           March 31, 1997              .13
June 5, 1997          June 13, 1997            June 30, 1997               .13
September 3, 1997     September 15, 1997       September 30, 1997          .13
December 1, 1997      December 15, 1997        December 31, 1997           .13

  The Trust reported to the Internal Revenue Service that 100% of the distributions paid in 1998 represented a return of capital and 100% of the distributions paid in 1997 represented capital gains.

  On December 5, 1989, the Board of Trustees approved a program for the repurchase of a total of 1,465,000 of the Trust's shares of beneficial interest. The Trust completed the authorized repurchases during the first quarter of 1998, at a total cost of $7.8 million. In April 1998, the Board of Trustees authorized the Trust to repurchase an additional 200,000 of its shares of beneficial interest. No shares have been repurchased under this authorization.

  In 1998, the Trust sold 14,996 shares of beneficial interest through its dividend reinvestment plan for a total of $232,000.

ITEM 6. SELECTED FINANCIAL DATA

                                  For the Years Ended December 31,
                          -----------------------------------------------------
                            1998       1997       1996       1995       1994
                          ---------  ---------  ---------  ---------  ---------
                              (dollars in thousands, except per share)
EARNINGS DATA
Revenues................  $  64,291  $  56,475  $  45,363  $  38,309  $  29,741
Expenses................     70,159     60,647     47,799     39,982     31,803
                          ---------  ---------  ---------  ---------  ---------
(Loss) from operations..     (5,868)    (4,172)    (2,436)    (1,673)    (2,062)
Equity in income of
 partnerships...........        157         99        228        230         98
Gain on sale of real
 estate and marketable
 equity securities......      6,058      8,249     10,122        --       1,131
Extraordinary gain......        --         --         812        --         --
                          ---------  ---------  ---------  ---------  ---------
Net income (loss).......  $     347  $   4,176  $   8,726  $  (1,443) $    (833)
                          =========  =========  =========  =========  =========
EARNINGS PER SHARE DATA
Income (loss) before
 extraordinary gain.....  $     .09  $    1.04  $    1.89  $    (.33) $    (.19)
Extraordinary gain......        --         --         .19        --         --
                          ---------  ---------  ---------  ---------  ---------
Net income (loss).......  $     .09  $    1.04  $    2.08  $    (.33) $    (.19)
                          =========  =========  =========  =========  =========
Distributions per
 share..................  $     .60  $     .52  $     .89  $     .40  $     .40
Weighted average shares
 outstanding............  4,012,614  4,025,794  4,199,147  4,377,165  4,379,722
                                            December 31,
                          -----------------------------------------------------
                            1998       1997       1996       1995       1994
                          ---------  ---------  ---------  ---------  ---------
                              (dollars in thousands, except per share)
BALANCE SHEET DATA
Notes and interest
 receivable, net........  $   3,376  $   3,629  $   7,074  $   5,351  $   7,117
Foreclosed real estate
 held for sale, net.....      3,325      5,670      5,738      6,436     19,533
Real estate held for
 investment, net........    294,227    256,024    214,460    175,981    124,706
Investment in
 partnerships...........        --         144      2,293     12,970     13,805
Total assets............    333,788    299,370    250,010    218,568    182,839
Notes and interest
 payable................    233,693    199,712    160,554    135,590     98,252
Shareholders' equity....     87,353     88,043     79,183     75,985     78,767
Book value per share....  $   21.72  $   21.89  $   19.67  $   17.36  $   17.99

  The Trust purchased eight properties in 1998 for a total of $49.1 million, sixteen properties in 1997 for a total of $66.9 million, thirteen properties in 1996 for a total of $67.5 million, seven properties in 1995 for a total of $38.9 million and eight properties in 1994 for a total of $32.7 million. The Trust sold six properties in 1998 for a total of $24.3 million, four properties in 1997 for a total of $39.2 million and six properties in 1996 for a total of $34.2 million. See ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

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

Liquidity and Capital Resources

  Cash and cash equivalents totaled $2.2 million at December 31, 1998 compared with $3.1 million at December 31, 1997. The principal reasons for this decrease in cash are discussed in the paragraphs below.

  The Trust's principal sources of cash have been and will continue to be from property operations, proceeds from property sales, principal payments on mortgage notes receivable and borrowings. Management expects that net cash provided by operations and from external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs in 1999, including, but not limited to, shareholder distributions, debt service obligations and property maintenance and improvements.

  The Trust's cash flow from property operations (rents collected less payments for property operating expenses) increased to $28.9 million in 1998 from $23.7 million in 1997. This increase was primarily attributable to cash flow received from eleven income-producing properties purchased in 1997 and three income-producing properties purchased in 1998 and to increased occupancy and rental rates at the Trust's apartments and commercial properties and its control of operating expenses primarily at its apartments. These increases were partially offset by decreases of $154,000 due to the sale of four properties in 1997 and $1.4 million due to the sale of four properties in 1998. The Trust's management believes that this trend of increasing cash flow from property operations will continue as it benefits from the properties purchased in 1998, and assuming the economy remains stable or improves.

  Interest collected on mortgage notes receivable decreased to $270,000 in 1998 from $849,000 in 1997. The decrease was primarily due to the payoff of five notes receivable in 1997 and two notes receivable in 1998 and the sale of five notes receivable in 1998. Miscellaneous interest income decreased from $618,000 in 1997 to $294,000 in 1998 due to a decrease in short-term investments. Interest is expected to continue to decrease as a source of cash as the Trust has determined that generally, it will not actively seek to originate new mortgage loans, other than those resulting from the Trust providing purchase money financing in connection with a property sale.

  Interest paid on the Trust's notes payable increased to $19.7 million in 1998 from $16.2 million in 1997. This increase was primarily attributable to interest paid on mortgages secured by three leveraged property purchases in 1998 and eleven leveraged property purchases in 1997; four borrowings in 1998 and two borrowings in 1997 secured by mortgages on encumbered properties and eleven mortgage notes receivable; and interest paid on new notes resulting from the refinancing of seven properties in 1997 and four properties in 1998. Interest paid on notes payable is expected to continue to increase as additional properties are purchased on a leveraged basis and financing is obtained on remaining unencumbered properties.

  General and administrative expenses paid decreased to $2.2 million in 1998 from $2.7 million in 1997. The decrease was due to a decrease in legal fees related to the Olive litigation and a 1997 lawsuit settlement.

  Advisory, incentive and net income fees paid decreased from $3.5 million in 1997 to $3.2 million in 1998 due to a decrease in the net income and incentive sales fees, the 1996 net income and incentive sales fees being paid in 1997 and the 1997 net income and incentive sales fees being paid in 1998.

  The Trust was involved in significant investing activities during 1998. The Trust purchased an apartment, two commercial properties, a parcel of improved land and four parcels of unimproved land. The Trust paid a total of $49.1 million for such properties, $21.4 million in cash, with the remaining $27.7 million being financed through mortgage debt. The Trust also made improvements to its properties totaling $10.3 million. The Trust sold an apartment, three commercial properties and two parcels of unimproved land during 1998 for a total $24.3 million, receiving net cash of $9.1 million after paying off $15.2 million in mortgage debt and the payment of various closing costs. In addition, the Trust collected $1.3 million on its mortgage notes receivable, primarily from the sale of five mortgage notes and the early payoff of two additional mortgage notes, the remainder being collected from scheduled payments on its other mortgage notes receivable.

  During 1998, the Trust received net financing proceeds of $7.2 million from mortgage financing secured by four parcels of unimproved land. In addition, the Trust refinanced the mortgages secured by two apartments and two commercial properties receiving a total of $15.9 million in net cash, after paying off $16.4 million in mortgage debt and the payment of various closing costs. Also during 1998, the Trust made scheduled mortgage principal payments totaling $2.0 million.

  The Trust has paid quarterly distributions since the first quarter of 1993. In 1997, quarterly distributions of $.52 per share or a total of $2.1 million were paid. In 1998, quarterly distributions of $.60 per share or a total of $2.4 million were paid. The Trust also sold 14,996 shares of beneficial interest through its dividend reinvestment plan for a total of $232,000.

  Pursuant to a repurchase program originally announced on December 5, 1989, the Board of Trustees authorized the repurchase of a total of 1,465,000 shares of beneficial interest. The Trust completed the authorized repurchase during the first quarter of 1998, repurchasing such shares at a total cost of $7.8 million. In April 1998, the Board of Trustees authorized the repurchase of an additional 200,000 shares of beneficial interest. No shares have been repurchased under this authorization.

  Management reviews the carrying values of the Trust's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property, and a review of properties in the surrounding area.

Results of Operations

  1998 Compared to 1997. In 1998, the Trust had net income of $347,000, compared to $4.2 million in 1997. The Trust's 1998 net income includes gains on the sale of real estate of $6.1 million. The Trust's 1997 net income includes gains on the sale of real estate of $8.2 million. The primary factors contributing to the Trust's net income in 1998 are discussed in the following paragraphs.

  Rents increased to $63.6 million in 1998 from $55.2 million in 1997. Of this increase, $11.5 million was due to properties purchased in 1997 and 1998 and $2.3 million was due to increased occupancy and rental rates, primarily at the Trust's apartments. These increases were partially offset by a decrease of $5.4 million due to eight properties sold in 1997 and 1998. Rents are expected to increase in 1999 due to a full year of operations for properties acquired in 1998 and higher rental and occupancy rates.

  Interest income decreased to $698,000 in 1998 from $1.3 million in 1997. The decrease was due to the collection of five notes receivable in 1997 and two notes receivable in 1998, the sale of five notes receivable in

1998, and to decreased short-term investments in 1998. Interest income is expected to decrease in 1999 due to a continued decline in the amount of the Trust's mortgage notes receivable. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

  Property operating expenses increased to $37.4 million in 1998 from $32.0 million in 1997. Of this increase, $7.9 million was due to properties purchased in 1997 and 1998. This increase is partially offset by a decrease of $3.4 million due to eight properties sold in 1997 and 1998. Property operating expenses are expected to increase in 1999 due to a full year of operations of the properties purchased in 1998.

  Interest expense increased to $21.4 million in 1998 from $17.1 million in 1997. Of this increase, $4.8 million was due to properties purchased in 1997 and 1998 and $1.4 million was due to properties financed or refinanced in 1997 and 1998. These increases were partially offset by a decrease of $1.9 million due to eight properties sold in 1997 and 1998 encumbered by debt. Interest expense is expected to increase in 1999 due to a full year of interest expense on properties purchased or refinanced in 1998.

  Depreciation expense increased to $8.1 million in 1998 from $6.2 million in 1997. Of this increase, $1.9 million was due to properties acquired in 1997 and 1998, $265,000 was due to the completion of construction of an industrial warehouse and $460,000 was due to improvements in 1997 and 1998, primarily at the commercial properties. These increases were partially offset by a decrease of $727,000 due to properties sold in 1997 and 1998. Depreciation is expected to increase in 1999, as a result of a full year of depreciation on the properties purchased in 1998.

  In 1998, the Trust reversed $506,000 of its "allowance for estimated losses," by a negative provision for losses, due to the collection or sale of a majority of its mortgage notes receivable portfolio.

  Advisory fee to affiliate was comparable at $1.5 million in 1997 and 1998. The Declaration of Trust requires a portion of the advisory fee be refunded if certain operating expenses, as defined, exceed limits specified in the Declaration of Trust. The effect of this limitation was to require the Trust's advisor to refund $952,000 of the annual advisory fee for 1998 as compared to $606,000 refunded in 1997.

  Net income and incentive sales fees of $28,000 in 1998 and $1.0 million in 1997 were earned by the Trust's advisor. Such fees are based on a percentage of the Trust's net income, before such fee.

  General and administrative expenses decreased to $2.3 million in 1998 from $2.7 million in 1997. This decrease was primarily due to a decrease in legal fees related to the Olive Litigation (See NOTE 15. "COMMITMENTS AND CONTINGENCIES--Olive Litigation.") and a lawsuit settlement in 1997.

  Equity in earnings of partnerships increased to $157,000 in 1998 from $99,000 in 1997. Included in equity earnings of partnerships in 1997 is a $49,000 loss on sale of real estate by a joint venture partnership, on the sale of one of its industrial warehouses. In October 1997, the Trust purchased the remaining 40% interest in the partnership. Without such loss, the equity in earnings of partnerships would have been income of $148,000 in 1997.

  In 1998, the Trust recognized gains on the sale of real estate totaling $6.1 million, $5.6 million on the sale of Edgewood Apartments in January, a loss of $154,000 on the sale of Pinemont Professional Building in May, a gain of $454,000 on the sale of Rio Pinar Shopping Center in September, and gains of $5,000 and $137,000 on the sale of the Northwest Crossing land and the Delray land in December, respectively.

  In 1997, the Trust recognized gains on the sale of real estate totaling $8.2 million, $5.4 million on the sale of Tollhill West Office Building in April, $1.4 million on the sale of 2626 Cole Office Building in May, $1.5 million on the sale of Northpoint Central Office Building in October, a loss of $245,000 on the sale of the Builders Square Shopping Center in September and a deferred gain of $141,000 was recognized on the collection of a mortgage note receivable.

  1997 Compared to 1996. In 1997, the Trust had net income of $4.2 million, compared to $8.7 million in 1996. The Trust's 1997 net income included gains on the sale of real estate of $8.2 million and it's 1996 net income included gains on the sale of real estate and marketable equity securities of $10.1 million and an extraordinary gain of $812,000. The primary factors that contributed to the decrease in net income are discussed in the following paragraphs.

  Rents increased from $44.2 million in 1996 to $55.2 million in 1997. Of the increase, $8.3 million was due to the purchase of four apartments and eight commercial properties in 1996 and $6.0 million was due to the purchase of four apartments and seven commercial properties in 1997. An additional increase of $1.7 million was attributable to generally higher rents and occupancy at the Trust's apartments and commercial properties. These increases were offset in part by a decrease of $3.8 million due to the sale of five apartments in 1996 and four commercial properties in 1997 and a decrease of $1.4 million due to the loss of a commercial property to foreclosure in 1996.

  Interest income increased from $1.1 million in 1996 to $1.3 million in 1997. The increase was due to the receipt of unpaid interest on the collection of a matured mortgage note receivable. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

  Property operating expenses increased from $26.7 million in 1996 to $32.0 million in 1997. An increase of $5.2 million was due to the purchase of four apartments and eight commercial properties during 1996 and an additional $3.1 million was due to the purchase of four apartments and seven commercial properties in 1997. The remainder of the increase was primarily due to increased repair and maintenance and personnel expenses incurred in an effort to maintain and increase rental and occupancy rates. These increases were partially offset by a decrease of $2.3 million due to the sale of five apartments in 1996 and four commercial properties in 1997 and a decrease of $808,000 was due to the loss of a property to foreclosure in 1996.

  Interest expense increased from $12.8 million in 1996 to $17.1 million in 1997. Of the increase, $4.5 million was due to interest expense on mortgages secured by properties purchased in 1996 and 1997. An additional $825,000 was due to interest expense on six borrowings in 1996 and 1997, secured by mortgages on previously unencumbered apartments, an office building and eleven notes receivable and refinancing of seven existing mortgages. These increases were partially offset by a decrease of $978,000 due to the sale of three apartments encumbered by debt in 1996 and four commercial properties encumbered by debt in 1997 and a decrease of $495,000 due to the loss of a property to foreclosure in 1996.

  Depreciation expense increased from $4.8 million in 1996 to $6.2 million in 1997. The increase was due to the acquisition of four apartments and eight commercial properties in 1996 and four apartments and seven commercial properties in 1997, partially offset by the sale of four commercial properties in 1997 and five apartments in 1996.

  A negative provision for losses of $884,000 was recognized in 1996. Such negative provision represented accrued interest recorded on a mortgage between February 1995, the date the Trust stopped making payments on the mortgage, and September 1996 when the collateral property was transferred to the lender. See
NOTE 7. "NOTES AND INTEREST PAYABLE."

  Advisory fee to affiliate increased from $1.1 million in 1996 to $1.5 million in 1997, due to an increase in the Trust's gross assets, the basis for such fee. The Declaration of Trust requires a portion of the advisory fee be refunded if certain operating expenses, as defined, exceed specified limits. The effect of this limitation was to require the Trust's advisor to refund $606,000 of the annual advisory fee for 1997 and $589,000 of the annual advisory fee for 1996. See NOTE 9. "ADVISORY AGREEMENT."

  Net income and incentive sales fees of $1.0 million were earned by the Trust's advisor in 1996 and 1997. Such fees resulted from the Trust recognizing gains totaling $9.4 million on the sale of three apartments in 1996 and gains totaling $8.2 million on the sale of four commercial properties in 1997.

  General and administrative expenses increased from $2.2 million in 1996 to $2.7 million in 1997. Of the increase, $235,000 was due to an increase in cost reimbursements to the Trust's advisor, $129,000 due to increased professional fees and $127,000 due to trustees and officers insurance premiums and other fees.

  Equity in earnings of partnerships decreased from $228,000 in 1996 to $99,000 in 1997. Included in equity earnings of partnerships in 1997 is a $49,000 loss on sale of real estate, the Trust's equity share of the loss recognized by a joint venture partnership, on the sale of one of its industrial warehouses. In October 1997, the Trust purchased the remaining 40% interest in the partnership. Included in equity in earnings of partnerships in 1996 is a $370,000 gain on sale of real estate, the Trust's equity share of the gain recognized by a joint venture partnership on the sale of 27 of its industrial warehouses. Excluding such gain and loss, equity in earnings of partnerships would have been a loss of $143,000 in 1996 and income of $148,000 in 1997. See NOTE 6. "INVESTMENT IN EQUITY METHOD PARTNERSHIPS."

  In 1997, the Trust recognized gains on the sale of real estate totaling $8.2 million, $5.4 million on the sale of Tollhill West Office Building in April, $1.4 million on the sale of 2626 Cole Office Building in May, $1.5 million on the sale of Northpoint Central Office Building in October, a loss of $245,000 on the sale of the Builders Square Shopping Center in September and recognized a deferred gain of $141,000 on the payoff of a mortgage note receivable. In 1996, the Trust recognized gains on the sale of real estate totaling $10.1 million, $378,000 on the sale of Rivertree Apartments in February, $5.4 million on the sale of Sunset Towers Apartments in May and $3.6 million on the sale of Southgate Apartments in August. See NOTE 4. "REAL ESTATE AND DEPRECIATION." In 1996, the Trust also recognized a gain of $725,000 on the sale of equity securities. See NOTE 5. "INVESTMENT IN MARKETABLE EQUITY SECURITIES."

  The Trust recognized no extraordinary gains in 1997. In 1996, the Trust recognized an extraordinary gain of $149,000 representing an insurance settlement for a fire loss at an apartment received subsequent to its sale. See NOTE 4. "REAL ESTATE AND DEPRECIATION." Also in 1996, the Trust recognized an extraordinary gain of $663,000, its equity share of an insurance settlement for a fire loss to an industrial warehouse owned by a joint venture partnership that was not expected to be rebuilt. See NOTE 6. "INVESTMENTS IN EQUITY METHOD PARTNERSHIPS."

ENVIRONMENTAL MATTERS

  Under various federal, state and local environmental laws, ordinances and regulations, the Trust may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

  Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Trust's business, assets or results of operations.

INFLATION

  The effects of inflation on the Trust's operations are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized by the Trust from property sales. Inflation also has an effect on the Trust's earnings from short-term investments, the cost of new financings as well as the cost of variable interest rate debt.

TAX MATTERS

  For the years ended December 31, 1998, 1997 and 1996, the Trust elected and, in the opinion of management, qualified to be treated as a REIT as defined under Sections 856 through 860 of the Internal Revenue

Code of 1986, as amended (the "Code"). To continue to qualify for federal taxation as a REIT under the Code, the Trust is required to hold at least 75% of the value of its total assets in real estate assets, government securities, cash and cash equivalents at the close of each quarter of each taxable year. The Code also requires a REIT to distribute at least 95% of its REIT taxable income plus 95% of its net income from foreclosure property, as defined in
Section 857 of the Code, on an annual basis to shareholders.

Year 2000

  Basic Capital Management, Inc. ("BCM"), the Trust's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

  Carmel Realty Services, Ltd. ("Carmel Ltd."), an affiliate of BCM that performs property management services for the Trust's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Trust's commercial properties. With regards to the Trust's apartments, Carmel, Ltd. has informed management that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant computer hardware and property management software.

  The Trust has not incurred, nor does it expect to incur, any costs related to its computer hardware and accounting and property management software being modified, upgraded or replaced in order to make it year 2000 compliant. Such costs have been or will be borne by either BCM, Carmel, Ltd. or the property management subcontractors of Carmel, Ltd.

  Management has completed its evaluation of the Trust's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 compliant. Management believes that necessary modifications are insignificant to such systems and will not require significant expenditures, as such enhanced operating systems are readily available.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Continental Mortgage and Equity Trust
Report of Independent Certified Public Accountants.......................   25
Consolidated Balance Sheets--December 31, 1998 and 1997..................   26
Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   27
Consolidated Statements of Shareholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   28
Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   29
Notes to Consolidated Financial Statements...............................   31
Schedule III--Real Estate and Accumulated Depreciation...................   46
Schedule IV--Mortgage Loans on Real Estate...............................   51

  All other schedules are omitted because they are not required, are not applicable or the information required is included in the Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Trustees of
Continental Mortgage and Equity Trust

  We have audited the accompanying consolidated balance sheets of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Mortgage and Equity Trust and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Dallas, Texas
March 25, 1999

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                                                      (dollars in thousands)
                       Assets
Notes and interest receivable
 Performing.......................................... $     2,069  $     2,853
 Nonperforming.......................................       1,557        2,257
                                                      -----------  -----------
                                                            3,626        5,110
Less--allowance for estimated losses.................        (250)      (1,481)
                                                      -----------  -----------
                                                            3,376        3,629
Foreclosed real estate held for sale, net of
 accumulated depreciation
 ($698 in 1998 and $725 in 1997).....................       3,325        5,670
Real estate held for investment, net of accumulated
 depreciation
 ($25,590 in 1998 and $22,417 in 1997)...............     294,227      256,024
Investment in marketable equity securities of
 affiliates, at market...............................      14,417       13,042
Cash and cash equivalents............................       2,156        3,088
Other assets (including $1,251 in 1998 and $791 in
 1997 from affiliates)...............................      16,287       17,917
                                                      -----------  -----------
                                                      $   333,788  $   299,370
                                                      ===========  ===========
        Liabilities and Shareholders' Equity
Liabilities
Notes and interest payable........................... $   233,693  $   199,712
Other liabilities (including $1,295 in 1998 and
 $2,381 in 1997 to affiliates).......................      12,742       11,615
                                                      -----------  -----------
                                                          246,435      211,327
Commitments and contingencies
Shareholders' equity
Shares of beneficial interest, no par value;
 authorized shares, unlimited; issued and
 outstanding, 4,021,181 shares in 1998 and 4,021,470
 shares in 1997......................................       8,054        8,054
Paid-in capital......................................     257,093      257,101
Accumulated distributions in excess of accumulated
 earnings............................................    (190,906)    (188,849)
Net unrealized gains on marketable equity
 securities..........................................      13,112       11,737
                                                      -----------  -----------
                                                           87,353       88,043
                                                      -----------  -----------
                                                      $   333,788  $   299,370
                                                      ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended December 31,
                                    -------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  -------------
                                    (dollars in thousands, except per share)
Revenues
 Rents............................  $      63,593  $      55,180  $      44,244
 Interest.........................            698          1,295          1,119
                                    -------------  -------------  -------------
                                           64,291         56,475         45,363
Expenses
 Property operations (including
  $2,690 in 1998, $1,771 in 1997
  and $1,048 in 1996 to
  affiliates).....................         37,368         32,041         26,738
 Interest.........................         21,362         17,142         12,773
 Depreciation.....................          8,095          6,236          4,819
 Provision for losses.............           (506)           --            (884)
 Advisory fee to affiliate........          1,507          1,496          1,091
 Incentive and net income fees to
  affiliate.......................             28          1,005          1,049
 General and administrative
  (including $1,208 in 1998,
  $1,060 in 1997 and $825 in 1996
  to affiliate)...................          2,305          2,727          2,213
                                    -------------  -------------  -------------
                                           70,159         60,647         47,799
                                    -------------  -------------  -------------
(Loss) from operations............         (5,868)        (4,172)        (2,436)
Equity in income of partnerships..            157             99            228
Gain on sale of real estate and
 marketable equity securities.....          6,058          8,249         10,122
                                    -------------  -------------  -------------
Income before extraordinary gain..            347          4,176          7,914
Extraordinary gain................            --             --             812
                                    -------------  -------------  -------------
Net income........................  $         347  $       4,176  $       8,726
                                    =============  =============  =============
Earnings per share
Income before extraordinary gain..  $         .09  $        1.04  $        1.89
Extraordinary gain................            --             --             .19
                                    -------------  -------------  -------------
Net income........................  $         .09  $        1.04  $        2.08
                                    =============  =============  =============
Weighted average shares of
 beneficial interest used in
 computing earnings per share.....      4,012,614      4,025,794      4,199,147
                                    =============  =============  =============


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Shares of                  Accumulated
                            Beneficial                Distributions  Accumulated
                             Interest                 in Excess of      Other
                         -----------------  Paid-in    Accumulated  Comprehensive Shareholders'
                          Shares    Amount  Capital     Earnings       Income        Equity
                         ---------  ------  --------  ------------- ------------- -------------
                                      (dollars in thousands, except per share)
Balance, January 1,
 1996................... 4,377,141  $8,766  $260,060    $(195,870)     $ 3,029       $75,985
Comprehensive Income
 Unrealized gains on
  marketable equity
  securities............       --      --        --           --         1,858         1,858
 Net income.............       --      --        --         8,726          --          8,726
                                                                                     -------
                                                                                      10,584
Repurchase of shares of
 beneficial interest....  (350,765)   (698)   (2,901)         --           --         (3,599)
Distributions ($.89 per
 share).................       --      --        --        (3,787)         --         (3,787)
                         ---------  ------  --------    ---------      -------       -------
Balance, December 31,
 1996................... 4,026,376   8,068   257,159     (190,931)       4,887        79,183
Comprehensive Income
 Unrealized gains on
  marketable equity
  securities............       --      --        --           --         6,850         6,850
 Net income.............       --      --        --         4,176          --          4,176
                                                                                     -------
                                                                                      11,026
Repurchase of shares of
 beneficial interest....    (4,500)    (14)      (58)         --           --            (72)
Fractional shares of
 beneficial interest
 acquired...............      (406)    --        --           --           --            --
Distributions ($.52 per
 share).................       --      --        --        (2,094)         --         (2,094)
                         ---------  ------  --------    ---------      -------       -------
Balance, December 31,
 1997................... 4,021,470   8,054   257,101     (188,849)      11,737        88,043
Comprehensive Income
 Unrealized gains on
  marketable equity
  securities............       --      --        --           --         1,375         1,375
 Net income.............       --      --        --           347          --            347
                                                                                     -------
                                                                                       1,722
Shares of beneficial
 interest sold under
 dividend reinvestment
 plan...................    14,996      30       202          --           --            232
Repurchase of shares of
 beneficial interest....   (15,000)    (30)     (210)         --           --           (240)
Fractional shares of
 beneficial interest
 acquired...............      (285)    --        --           --           --            --
Distributions ($.60 per
 share).................       --      --        --        (2,404)         --         (2,404)
                         ---------  ------  --------    ---------      -------       -------
Balance, December 31,
 1998................... 4,021,181  $8,054  $257,093    $(190,906)     $13,112       $87,353
                         =========  ======  ========    =========      =======       =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Years Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
                                                 (dollars in thousands)
Cash Flows from Operating Activities
 Rents collected........................... $   63,301  $   55,051  $   43,497
 Interest collected........................        564       1,467       1,041
 Interest paid.............................    (19,725)    (16,208)    (11,259)
 Payments for property operations
  (including $2,690 in 1998,
  $1,771 in 1997 and $975 in 1996 to
  affiliates)..............................    (34,368)    (31,329)    (24,200)
 General and administrative expenses paid
  (including $1,208 in 1998, $1,060 in 1997
  and $825 in 1996 to affiliates)..........     (2,161)     (2,663)     (1,414)
 Advisory, incentive and net income fee
  paid to affiliate........................     (3,234)     (3,536)     (1,740)
 Distributions from partnerships' operating
  cash flow................................        100         291         848
 Other.....................................       (122)       (144)         16
                                            ----------  ----------  ----------
  Net cash provided by operating
   activities..............................      4,355       2,929       6,789
Cash Flows from Investing Activities
 Acquisitions of real estate (including
  $1,691 in 1998, $2,445 in 1997 and $2,795
  in 1996 to affiliates)...................    (49,062)    (53,886)    (31,854)
 Deposits on pending acquisitions and
  financings...............................       (166)     (2,467)        --
 Collections on notes receivable...........        973       3,426         837
 Proceeds from sales of notes receivable...        304         --          --
 Fundings of notes receivable..............       (468)        (73)     (2,000)
 Proceeds from sale of real estate
  (including $650 in 1998, $902 in 1997 and
  $1,422 in 1996 to affiliates)............     24,264      37,131      14,939
 Proceeds from sale of marketable equity
  securities...............................        --          --          554
 Real estate improvements..................    (10,300)     (4,972)     (3,019)
 Funding of capital improvement escrow.....        --          --       (1,500)
 Deposits on proposed merger...............       (516)        --          --
 Distributions from partnerships' investing
  cash flow................................        --           36      10,720
                                            ----------  ----------  ----------
  Net cash (used in) investing activities..    (34,971)    (20,805)    (11,323)
Cash Flows from Financing Activities
 Proceeds from notes payable...............     68,405      72,086      34,596
 Payments on notes payable.................    (34,177)    (49,247)    (23,918)
 Distributions to shareholders.............     (2,404)     (2,094)     (3,787)
 Shares of beneficial interest sold under
  dividend reinvestment plan...............        232         --          --
 Repurchase of shares of beneficial
  interest.................................       (240)        (72)     (3,599)
 Deferred financing costs..................     (2,132)     (2,670)     (2,183)
                                            ----------  ----------  ----------
  Net cash provided by financing
   activities..............................     29,684      18,003       1,109
                                            ----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents...............................       (932)        127      (3,425)
Cash and cash equivalents, beginning of
 year......................................      3,088       2,961       6,386
                                            ----------  ----------  ----------
Cash and cash equivalents, end of year..... $    2,156  $    3,088  $    2,961
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                           For the Years Ended December 31,
                                           -----------------------------------
                                              1998        1997        1996
                                           ----------  ----------  -----------
                                                (dollars in thousands)
Reconciliation of net income to net cash
 provided by operating activities
  Net income.............................. $      347  $    4,176  $     8,726
  Adjustments to reconcile net income to
   net cash provided by operating
   activities
    Gain on sale of real estate and
     marketable equity securities.........     (6,058)     (8,249)     (10,122)
    Extraordinary gain....................        --          --          (812)
    Depreciation..........................      8,095       6,236        4,795
    Equity in (income) of partnerships....       (157)        (99)        (228)
    Provision for losses..................       (506)        --          (884)
    (Increase) decrease in interest
     receivable...........................       (134)        172          (53)
    (Increase) decrease in other assets...     (2,673)        126           69
    (Decrease) increase in other
     liabilities..........................      3,704        (658)       3,598
    Increase in interest payable..........      1,637         934          852
    Distributions from partnerships'
     operating cash flow..................        100         291          848
                                           ----------  ----------  -----------
      Net cash provided by operating
       activities......................... $    4,355  $    2,929  $     6,789
                                           ==========  ==========  ===========
Schedule of noncash investing activities
  Mortgage notes receivable from sale of
   real estate............................ $      467  $      --   $       750
  Notes payable from acquisition of real
   estate.................................        225      16,257        6,086
  Unrealized gains on marketable equity
   securities.............................      1,375       6,850        1,858



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

  Certain balances for 1997 and 1996 have been reclassified to conform to the 1998 presentation.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and trust business. Continental Mortgage and Equity Trust ("CMET") is a California business trust organized on August 27, 1980. The Trust may invest in real estate through direct ownership, leases and partnerships and it may also invest in mortgage loans on real estate, including first, wraparound and junior mortgage loans.

  On October 25, 1996, the Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Board of Trustees and was unanimously approved. However, after evaluating the various alternative methods to accomplish conversion, the Board of Trustees approved a proposed merger of the Trust and Transcontinental Realty Investors, Inc. ("TCI"). On September 25, 1998, the Trust and TCI jointly announced the agreement of their respective Boards for the Trust to be acquired by TCI. Under the proposal, TCI would acquire all of the Trust's outstanding shares of beneficial interest, in a tax free exchange, for shares of TCI's common stock. TCI will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of the Trust. Upon the exchange of shares the Trust would merge into TCI. The share exchange and merger are subject to a vote of the shareholders of both entities. Approval requires the vote of a majority of the shareholders holding a majority of the Trust's outstanding shares of beneficial interest. As of March 5, 1999, the Trust's advisor and its affiliates held shares representing approximately 57.4% of the outstanding shares of the Trust and approximately 44.7% of the outstanding shares of TCI. A date for the special meeting of the shareholders vote on the merger proposal has not been set. TCI has the same Board and advisor as the Trust.

  Basis of consolidation. The Consolidated Financial Statements include the accounts of CMET and controlled partnerships and subsidiaries. All significant intercompany transactions and balances have been eliminated.

  Accounting estimates. In the preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles it was necessary for the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses for the year then ended. Actual results could differ from these estimates.

  Interest recognition on notes receivable. It is the Trust's policy to cease recognizing interest income on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

  Allowance for estimated losses. Valuation allowances are provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the Trust's investment in the note exceeds the Trust's estimate of fair value of the collateral securing such note.

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

  Present value discounts. The Trust provides for present value discounts on notes receivable that have interest rates that differ substantially from prevailing market rates and amortizes such discounts by the interest method over the lives of the related notes. The factors considered in determining a market rate, include the borrower's credit standing, nature of the collateral and payment terms of the note.

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

  Marketable equity securities. Marketable equity securities are considered to be available-for-sale and are carried at fair value, defined as period end closing market price. Net unrealized holding gains and losses are reported as a separate component of shareholders' equity until realized.

  Operating segments. Management has determined that the Trust's reportable operating segments are those that are based on the Trust's method of internal reporting, which disaggregates its operations by type of real estate.

  Fair value of financial instruments. The Trust used the following assumptions in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
nonperforming notes receivable, the estimated fair value of the Trust's interest in the collateral property was used. For marketable equity securities, fair value was based on the year end closing market price of each security. The estimated fair values presented does not purport to represent the amount to be ultimately realized. The amount ultimately realized may vary significantly from the estimated fair value presented. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

  Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, the Trust considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Earnings per share. Income per share of beneficial interest is presented in accordance with Statement of Financial Standards No. 128, "Earnings Per Share." Income per share of beneficial interest is computed based upon the weighted average number of shares of beneficial interest outstanding during each year.

NOTE 2. NOTES AND INTEREST RECEIVABLE

  Notes and interest receivable consist of the following:

                                                  1998              1997
                                            ----------------  ----------------
                                            Estimated         Estimated
                                              Fair     Book     Fair     Book
                                              Value   Value     Value   Value
                                            --------- ------  --------- ------
Notes receivable
 Performing................................  $2,299   $2,293   $3,118   $3,102
 Nonperforming.............................   1,500    1,500    2,200    2,200
                                             ------   ------   ------   ------
                                             $3,799    3,793   $5,318    5,302
                                             ======            ======
Unamortized (discounts)....................             (245)             (277)
Interest receivable........................               78                85
                                                      ------            ------
                                                      $3,626            $5,110
                                                      ======            ======

  The Trust does not recognize interest income on nonperforming notes receivable. For the years 1998, 1997 and 1996, unrecognized interest income on nonperforming notes totaled $254,000, $267,000 and $193,000, respectively.

  Notes receivable at December 31, 1998 mature from 1999 through 2009, with interest rates ranging from 8.0% to 12.0% and a weighted average rate of 11.9%. Discounts were based on interest rates at the time of origination. Notes receivable are nonrecourse and are collateralized by real estate.

  In April 1998, the Trust sold five mortgage notes secured by single-family residences in Arizona and Hawaii for $319,000, receiving net cash of $304,000 after the payment of various closing costs. No gain or loss was recognized on the sale.

  In June 1998, the Trust collected in full a mortgage note receivable with a principal balance of $304,000.

  In December 1998, the Trust collected in full a mortgage note with a principal balance of $547,000.

  As discussed in NOTE 4. "REAL ESTATE AND DEPRECIATION," the Trust provided $467,000 of seller financing in the form of a wraparound note in conjunction with the May 1998 sale of the Pinemont Professional Building. The note bears interest at 10.4% per annum, requires monthly payments of principal and interest of $6,281 and matures in July 2008.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

  At December 31, 1998, a matured mortgage note with a principal balance of $700,000 was in default. Until July 1998, the Trust had been receiving partial interest payments monthly. In December 1998, the Trust wrote off the note after it determined that it was uncollectible. No loss was incurred in excess of the reserve previously established.

  One of the Trust's mortgage notes receivable matured in November 1995. In February 1997, the Trust received a partial payment of $470,000 from the borrower, $305,000 being applied against accrued but unpaid interest and $165,000 being applied to reduce the principal balance of the note. In September 1997, the Trust received $1.4 million in full payment of principal and all accrued but unpaid interest.

  As more fully discussed in NOTE 7. "NOTES AND INTEREST PAYABLE," ten of the Company's mortgage notes, with a combined principal balance, at the time, of $2.8 million were pledged as additional collateral on a $4.0 million loan, primarily secured by the AMOCO Office Building in New Orleans, Louisiana. In June, August and November 1997, three of the mortgage notes, with a combined principal balance of $1.3 million were collected in full. Such payments were remitted to the lender as a paydown of the mortgage debt. In March 1998, the note payable secured by the AMOCO Building was refinanced and the collateral notes were released.

  In June 1997, the Trust obtained financing in the amount of $1.4 million secured by the mortgage note secured by the Cypress Creek Office Building in Fort Lauderdale, Florida. The financing bore interest at a variable rate, required monthly principal and interest payments of $14,126 and matured in June 2009. In February 1999, the note was sold to the lender. See NOTE 18. "SUBSEQUENT EVENTS."

  In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club in Dallas, Texas. The note matured in October 1998. The Trust had also guaranteed the underlying $3.0 million first mortgage secured by the property, which also matured in October 1998. The Trust ceased recognizing interest income on the note in June 1996. In February 1999, the Trust obtained ownership of the partnership which owns the property. The partnership refinanced the property in the amount of $2.7 million, paying off the matured $2.6 million first lien. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $23,000 and matures in February 2004. The Trust incurred no loss as the fair value of the property exceeded the carrying value of the Trust's note receivable and assumed first lien mortgage. See NOTE 18. "SUBSEQUENT EVENTS."

NOTE 3. ALLOWANCE FOR ESTIMATED LOSSES

  Activity in the allowance for estimated losses was as follows:

                                                          1998    1997   1996
                                                         ------  ------ -------
   Balance January 1,................................... $1,481  $1,481 $ 6,305
   Write down of properties.............................    --      --   (4,648)
   Provision reversed...................................   (506)    --      --
   Amounts charged off..................................   (725)    --     (176)
                                                         ------  ------ -------
   Balance December 31,................................. $  250  $1,481 $ 1,481
                                                         ======  ====== =======

  The provision for losses in the accompanying Consolidated Statement of Operations for 1996 consists of an $884,000 negative provision for losses from forgiveness of accrued interest on an office building note payable upon the transfer of the building to the lender. See NOTE 7. "NOTES AND INTEREST PAYABLE."

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

NOTE 4. REAL ESTATE AND DEPRECIATION

  In January 1998, the Trust completed the sale of the 353 unit Edgewood Apartments in Lansing, Illinois, for $12.1 million, receiving net cash of $2.3 million after paying off $9.3 million in mortgage debt and the payment of various closing costs. A gain of $5.6 million was recognized on the sale.

  Also in January 1998, the Trust purchased the McKinney 36 land, 36.4 acres of unimproved land in Collin County, Texas, for $2.1 million in cash.

  In March 1998, the Trust purchased 1010 Common, a 494,579 sq. ft. office building in New Orleans, Louisiana, for $14.5 million. The building was acquired subject to ground leases that expire between November 2029 and April 2069. The Trust paid $6.3 million in cash and obtained mortgage financing of $8.2 million. The lender has committed to fund an additional $3.8 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in April 2001. In April 1998, the Trust purchased four of the ground leases for $200,000 in cash. In November and December 1998, the Trust purchased the fee interest in two additional ground leases for a total of $1.2 million in cash. Also in December 1998, the Trust purchased another ground lease for $225,000, obtaining seller financing of the entire purchase price. The financing bears interest at 12.0% per annum, requires monthly payments of interest only and matures in December 2003.

  Also in March 1998, the Trust purchased 225 Baronne, a 416,834 sq. ft. office building in New Orleans, Louisiana, for $11.2 million. The Trust paid $3.8 million in cash and obtained mortgage financing of $7.4 million. The lender has committed to fund an additional $1.6 million for tenant improvements. The mortgage bears interest at 9.7% per annum, requires monthly payments of interest only and matures in April 2001.

  Further in March 1998, the Trust sold 4050 Getwell, a 112,382 sq. ft. industrial warehouse in Memphis, Tennessee, for $2.1 million, receiving net cash of $1.2 million after paying off $793,000 in mortgage debt and the payment of various closing costs. No gain or loss was recognized on the sale.

  In April 1998, the Trust purchased the 338 unit Fontenelle Hills Apartments in Bellevue, Nebraska, for $12.8 million. The Trust paid $2.0 million in cash and obtained mortgage financing of $10.8 million. The mortgage bears interest at 7.16% per annum, requires monthly payments of principal and interest of $73,017 and matures in May 2008.

  Also in April 1998, the Trust purchased the Whisenant land, 16.802 acres of unimproved land in Collin County, Texas, for $600,000 in cash.

  In May 1998, the Trust sold the 19,685 sq. ft. Pinemont Professional Building in Houston, Texas, for $570,000, receiving $57,000 in cash and providing $467,000 of seller financing in the form of a wraparound mortgage note. A loss of $154,000 was recognized on the sale. See NOTE 2. "NOTES AND INTEREST RECEIVABLE."

  In July 1998, the Trust purchased the Solco Allen land, 55.725 acres of unimproved land in Collin County, Texas, for $1.3 million in cash.

  Also in July 1998, the Trust purchased the Sandison land, 100.171 acres of unimproved land in Collin County, Texas, for $4.7 million in cash.

  In August 1998, the Trust purchased the 1013 Common land, 18,000 sq. ft. of improved land in New Orleans, Louisiana, for $582,000 in cash.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

  In September 1998, the Trust sold the 113,638 sq. ft. Rio Pinar Shopping Center in Orlando, Florida, for $8.8 million, receiving net cash of $3.1 million after paying off $5.1 million in mortgage debt and the payment of various closing costs. A gain of $454,000 was recognized on the sale.

  In December 1998, the Trust sold the Northwest Crossing land, 4.9 acres in Houston, Texas, for $965,000, receiving $901,000 in cash after the payment of various closing costs. A gain of $5,000 was recognized on the sale.

  Also in December 1998, the Trust sold the Del Ray Forum land, 5 acres in Delray Beach, Florida, for $1.0 million, receiving $932,000 in cash after the payment of various closing costs. A gain of $137,000 was recognized on the sale.

  During 1998, the Trust expended $636,000 to rebuild 5700 Tulane, a 67,850 sq. ft. industrial warehouse in Atlanta, Georgia that had been destroyed by fire in 1996. Construction was completed in the third quarter of 1998.

  In 1997, the Trust purchased four apartments: the 180 unit Madison at Bear Creek Apartments in Houston, Texas; the 240 unit Trails at Windfern Apartments in Houston, Texas; the 99 unit Eagle Rock Apartments in Los Angeles, California; and the 168 unit Ashley Crest Apartments in Houston, Texas; four commercial properties: Jefferson, a 71,877 sq. ft. office building in Washington, DC; Bay Plaza, a 75,780 sq. ft. office building in Tampa, Florida; Durham Center, a 207,171 sq. ft. office building in Durham, North Carolina; and Westgrove, a 78,326 sq. ft. combination aircraft hangar and office building in Addison, Texas; and four parcels of unimproved land around State Highway 121 in Collin County, Texas. The Trust paid a total of $20.6 million in cash and either obtained mortgage financing or assumed existing mortgage debt for the remaining $49.5 million of the purchase prices.

  Also in 1997, the Trust sold three office buildings: Tollhill West in Dallas, Texas; 2626 Cole in Dallas, Texas; and Northpoint Central in Houston, Texas; one shopping center: Builders Square in St. Paul, Minnesota; and .20 acres of the 6 acre parcel of Northwest Crossing land in Houston, Texas. The Trust received $18.9 million in net cash after paying off $18.2 million in mortgage debt and the payment of various closing costs. Aggregate gains of $8.2 million were recognized on the sales.

NOTE 5. INVESTMENT IN MARKETABLE EQUITY SECURITIES

  The Trust's investments in marketable equity securities consist of the following:

                                                                 1998    1997
                                                                ------- -------
   American Realty Trust, Inc. ("ART")........................  $13,400 $11,760
   Transcontinental Realty Investors, Inc. ("TCI")............    1,017   1,282
                                                                ------- -------
                                                                $14,417 $13,042
                                                                ======= =======

  The Trust's marketable equity securities are considered available-for-sale and are carried at fair value (period end market price). The Trustees of the Trust are also directors of TCI and the officers of the Trust are also officers of ART and TCI. The Trust's advisor also serves as advisor to ART and TCI.

  In December 1996, the Trust sold 84,580 shares of beneficial interest of a real estate investment trust back to the issuer for $1.1 million, receiving net cash of $550,000 after paying off margin debt secured by the shares. A gain of $725,000 was recognized on the sale.

  The Trust has margin arrangements with brokerage firms which provide for borrowings of up to 50% of the market value of equity securities. The borrowings under such margin arrangements are secured by equity

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
securities of ART and TCI and bear interest at an average of 8.5% per annum. Margin borrowings were $163,000 at December 31, 1998 and $376,000 at December 31, 1997 and are included in other liabilities in the accompanying Consolidated Balance Sheets.

NOTE 6. INVESTMENT IN EQUITY METHOD PARTNERSHIPS

  Investments in equity method partnerships consists of the following:

                                                                      1998 1997
                                                                      ---- ----
   Sacramento Nine ("SAC 9")......................................... $201 $144
                                                                      ==== ====

  The Trust owns a noncontrolling 30% general partner interest in SAC 9, which owns two office buildings in the vicinity of Sacramento, California.

  Until October 1997, the Trust had a 60% noncontrolling general partner interest in Indcon, L.P. ("Indcon"). At December 31, 1996, Indcon owned five industrial warehouses. The Trust, as a noncontrolling partner, accounted for its investment in Indcon using the equity method.

  In August 1997, Indcon sold one of its industrial warehouses for $60,000 in cash, of which the Trust's equity share was $36,000. Indcon recognized a loss of $82,000 on the sale, of which the Trust's equity share was $49,000.

  In October 1997, the Trust purchased the remaining 40% interest in Indcon for $1.6 million in cash. In conjunction with the purchase, the Trust obtained mortgage financing of $1.8 million secured by three of Indcon's unencumbered properties. The Trust received net cash of $45,000 after the payment of various closing costs.

  In February and March 1996, Indcon sold 25 of its industrial warehouses for a total of $36.2 million. Indcon received net cash of $14.2 million after paying off $23.5 million in mortgage debt. The Trust received net cash of $8.5 million, its equity share. Indcon recognized a gain of $617,000 on the sale, of which the Trust's equity share was $370,000.

  In March 1996, Indcon reached a settlement with an insurance company on the fire loss of one of its industrial warehouses. Indcon received $2.2 million in cash. The Trust received net cash of $1.3 million, its equity share. Indcon did not intend to rebuild the destroyed warehouse and accordingly recognized an extraordinary gain of $1.1 million, of which the Trust's equity share was $663,000.

  In April 1996, Indcon sold two additional industrial warehouses for $1.8 million in cash. The Trust received net cash of $1.1 million, its equity share. Indcon recognized a loss of $522,000 on the sale, of which the Trust's equity share was $313,000.

  Set forth below are summarized financial data for the partnership the Trust accounts for using the equity method:

                                                             1998     1997
                                                            -------  -------
   Real estate, net of accumulated depreciation ($2,938 in
    1998 and $2,686 in 1997)............................... $ 4,116  $ 4,243
   Other assets............................................     229      495
   Notes payable...........................................  (3,676)  (4,131)
   Other liabilities.......................................    (128)    (137)
                                                            -------  -------
   Partners' capital....................................... $   541  $   470
                                                            =======  =======

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                                        1998    1997    1996
                                                       ------  ------  ------
   Rents.............................................. $1,473  $1,762  $2,412
   Depreciation.......................................   (280)   (438)   (505)
   Property operations................................   (339)   (490)   (848)
   Interest...........................................   (332)   (381)   (958)
   Provision for losses...............................    --      (82)    --
                                                       ------  ------  ------
   Income before gain on sale of real estate and
    extraordinary gain................................    522     371     101
   Gain on sale of real estate........................    --      --       95
   Extraordinary gain.................................    --      --    1,105
                                                       ------  ------  ------
   Net income......................................... $  522  $  371  $1,301
                                                       ======  ======  ======

NOTE 7. NOTES AND INTEREST PAYABLE

  Notes and interest payable consist of the following:

                                                  1998               1997
                                           ------------------ ------------------
                                           Estimated          Estimated
                                             Fair      Book     Fair      Book
                                             Value    Value     Value    Value
                                           --------- -------- --------- --------
Notes payable............................. $230,773  $232,989 $198,523  $198,947
                                           ========           ========
Interest payable..........................                704                765
                                                     --------           --------
                                                     $233,693           $199,712
                                                     ========           ========

  Scheduled principal payments on notes payable are due as follows:

     1999.............................................................. $ 47,261
     2000..............................................................   30,856
     2001..............................................................   30,442
     2002..............................................................   10,081
     2003..............................................................    2,306
     Thereafter........................................................  112,043
                                                                        --------
                                                                        $232,989
                                                                        ========

  Notes payable at December 31, 1998 bear interest at rates ranging from 4.0% to 10.5%, mature between 1999 and 2019, are generally nonrecourse and are collateralized by deeds of trust on real estate with a carrying value of $288.1 million and by mortgage notes receivable with a principal balance of $2.1 million.

  In 1998, the Trust purchased an apartment and two office buildings for a total $38.5 million. In conjunction with the purchases, the Trust obtained mortgage financing totaling $26.4 million. The mortgages bear interest at rates ranging from 7.16% to 9.7% per annum, require monthly payments of principal and interest of $201,000 and mature from 2001 to 2008.

  In January 1998, the Trust refinanced the mortgage debt secured by the Promenade Shopping Center in Highlands Ranch, Colorado in the amount of $7.7 million, receiving net cash of $2.1 million after paying off $5.4 million in mortgage debt, the funding of escrows and the payment of various closing costs. The mortgage bears interest at 7.42% per annum, requires monthly payments of principal and interest of $56,502 and matures in January 2008.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

  In March 1998, the Trust refinanced the mortgage debt secured by the McCallum Crossing Apartments in Dallas, Texas in the amount of $8.4 million, receiving net cash of $1.8 million after paying off $6.3 million in mortgage debt and the payment of various closing costs. The mortgage bears interest at 7.19% per annum, requires monthly payments of principal and interest of $56,961 and matures in April 2008.

  Also in March 1998, the Trust refinanced the mortgage debt secured by the AMOCO Office Building in New Orleans, Louisiana, and by seven mortgage notes receivable in the amount of $15.0 million, receiving net cash of $10.9 million after paying off $3.8 million in mortgage debt and the payment of various closing costs. The lender has committed to fund an additional $1.0 million for tenant improvements. The mortgage bears interest at 8.7% per annum, requires monthly payments of interest only and matures in April 2001. The mortgage debt secured by the AMOCO, 1010 Common and 225 Baronne office buildings in New Orleans, Louisiana, is cross-collateralized and cross defaulted. Both Basic Capital Management, Inc. ("BCM" or the "Advisor"), the Trust's advisor, and the Trust have guaranteed repayment of this debt.

  In April 1998, the Trust obtained mortgage financing secured by its unencumbered McKinney 36 land in McKinney, Texas in the amount of $2.1 million, receiving net cash of $2.0 million after the payment of various closing costs. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000.

  In May 1998, the Trust refinanced the mortgage debt secured by the Willow Wick Apartments in North Augusta, South Carolina in the amount of $2.1 million, receiving net cash of $1.1 million after paying off $854,000 in mortgage debt and the payment of various closing costs. The mortgage bears interest at 7.205% per annum, requires monthly payments of principal and interest of $13,990 and matures in June 2008.

  In July 1998, concurrent with its purchase of the Solco Allen and Sandison land, the Trust obtained mortgage financing in the amount of $5.2 million, receiving net cash of $4.9 million after the payment of various closing costs. The mortgage is secured by the Solco Allen, Sandison and Whisenant land, all in Collin County, Texas. The mortgage bears interest at 9.25% per annum, requires monthly payments of interest only and matures in April 2000.

  In 1997, the Trust purchased four apartments, four office buildings, three industrial warehouses and five parcels of land for a total of $67.2 million. In conjunction with the acquisitions, the Trust either assumed existing mortgage debt or obtained mortgage financing totaling $49.5 million. The mortgages bore interest at rates ranging from 8.0% to 10.5% per annum, required monthly payments of principal and interest totaling $420,432 and matured between April 1998 and June 2009.

  Also in 1997, the Trust refinanced the mortgage debt secured by five apartments and one industrial warehouse and obtained mortgage financing of a unencumbered commercial property and ten mortgage notes receivable in the total amount of $38.4 million, receiving net cash of $9.2 million after paying off $23.5 million in mortgage debt. The remainder of the refinancing proceeds were used to fund escrows and pay various closing costs. The mortgages bore interest rates ranging from 7.32% to 9.13% per annum, required monthly payments of principal and interest totaling $292,000 and matured between March 1999 and January 2008.

  In May 1997, the Trust modified and extended the mortgage secured by the Rio Pinar Shopping Center in Orlando, Florida. In conjunction with the modification, the Trust made a principal reduction payment of $500,000. The modified and extended mortgage bore interest at 9.0% per annum, required monthly payments of principal and interest of $49,465 and had an extended maturity of March 1999. The property was sold in September 1998. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

  In February 1995, after determining that further investment in an office building in Flint, Michigan, could not be justified without a substantial modification of the mortgage debt, the Trust ceased making debt service

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
payments on the $8.8 million nonrecourse mortgage secured by the property. Accordingly, as of December 31, 1994, the Trust wrote down the carrying value of the property to the amount of the nonrecourse mortgage which approximated the fair value of the property. In February 1996, the Trust and the lender entered into a forbearance agreement with the deed to the property being placed in escrow. The Trust transferred the property to the lender in September 1996. During the pendency of the foreclosure negotiations, the Trust continued to accrue and expense its interest obligations on such note. The Trust recorded a negative provision for losses of $884,000 with the elimination of its obligation for such accrued but unpaid interest on the transfer of the property to the lender. See NOTE 3. "ALLOWANCE FOR ESTIMATED LOSSES."

NOTE 8. DISTRIBUTIONS

  The Trust has paid quarterly distributions since the first quarter of 1993. In 1998, the Trust paid distributions of $.60 per share or a total of $2.4 million. In 1997, the Trust paid distributions of $.52 per share or a total of $2.1 million. In 1996, the Trust paid regular and special distributions of $.89 per share or a total of $3.8 million.

  The Trust reported to the Internal Revenue Service that 100% of the distributions in 1998 represented a return of capital and 100% of the distributions in 1997 and 1996 represented capital gains.

NOTE 9. ADVISORY AGREEMENT

  BCM has served as advisor to the Trust since March 28, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips served as a Trustee of the Trust until December 31, 1992, as director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

  At the annual meeting of shareholders held on May 8, 1997, shareholders approved the renewal of the Trust's Advisory Agreement with BCM through the next annual meeting of shareholders. Subsequent renewals of the Advisory Agreement with BCM require the approval of shareholders.

  Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Board of Trustees a budget and business plan for the Trust containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments. The Advisor is required to report quarterly to the Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments require prior approval by the Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Board of Trustees. The Advisory Agreement also requires prior approval of the Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of the Trust's net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee. BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate for the Trust. BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan. BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing of properties and BCM is to receive reimbursement of certain expenses incurred by it in the performance of advisory services.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

  The Advisory Agreement requires BCM or any affiliate of BCM to pay the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust.

  Under the Advisory Agreement (as required by the Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor, if the Operating Expenses of the Trust (as defined in the Declaration of Trust) exceed certain limits specified in the Declaration of Trust. The effect of this limitation was to require that BCM refund $952,000, $606,000 and $589,000 of the annual advisory fee for 1998, 1997 and 1996, respectively.

  Additionally, if the Trust were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM will be separately compensated for such additional services on terms to be agreed upon from time to time. As discussed in NOTE 10. "PROPERTY MANAGEMENT", Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, has been hired to provide property management for the Trust's properties and, as discussed in
NOTE 11. "REAL ESTATE BROKERAGE" Carmel Realty, Inc. ("Carmel Realty"), also an affiliate of BCM, has been engaged on a non-exclusive basis to provide brokerage services.

NOTE 10. PROPERTY MANAGEMENT

  Carmel, Ltd. provides property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for property-level management services at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and
(3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, which is owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

NOTE 11. REAL ESTATE BROKERAGE

  Carmel Realty provides brokerage services on a non-exclusive basis. Carmel Realty is entitled to receive a commission for property purchases and sales, in accordance with a sliding scale of total brokerage fees to be paid.

NOTE 12. ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

  Fees and cost reimbursements to BCM and its affiliates:

                                                           1998   1997   1996
                                                          ------ ------ ------
Fees
Advisory................................................. $1,507 $1,496 $1,091
Incentive sales..........................................    --     667    342
Net income...............................................     28    338    707
Real estate brokerage....................................  2,341  3,347  4,217
Mortgage brokerage and equity refinancing................    353    398    333
Property and construction management fees and leasing
 commissions*............................................  2,690  1,771  1,048
                                                          ------ ------ ------
                                                          $6,919 $8,017 $7,738
                                                          ====== ====== ======
Cost reimbursements...................................... $1,208 $1,060 $  825
                                                          ====== ====== ======

--------
* Net of property management fees paid to subcontractors, other than Carmel Realty.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

NOTE 13. RENTS UNDER OPERATING LEASES

  The Trust's operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases thereon expire at various dates through 2013. The following is a schedule of minimum future rents on non-cancelable operating leases as of December 31, 1998:

     1999............................................................... $21,294
     2000...............................................................  18,048
     2001...............................................................  14,019
     2002...............................................................  10,731
     2003...............................................................   7,458
     Thereafter.........................................................  12,491
                                                                         -------
                                                                         $84,041
                                                                         =======

NOTE 14. INCOME TAXES

  For the years 1998, 1997 and 1996, the Trust has elected and qualified to be treated as a Real Estate Investment Trust ("REIT"), as defined in Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and as such, will not be taxed for federal income tax purposes on that portion of its taxable income which is distributed to shareholders, provided that at least 95% of its REIT taxable income, plus 95% of its taxable income from foreclosure property as defined in Section 857 of the Code, is distributed. See NOTE 8. "DISTRIBUTIONS."

  The Trust had a loss for federal income tax purposes in 1998, 1997 and 1996 after applying net operating loss carryforwards; therefore, the Trust recorded no provision for income taxes.

  The Trust's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties and investments in joint venture partnerships. At December 31, 1998, the Trust's tax basis in its net assets exceeded its basis for financial statement purposes by $30.6 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes, and the Trust would be able to maintain its REIT status without distributing 95% of its financial statement income. Additionally, at December 31, 1998, the Trust had a tax net operating loss carryforwards of $44.4 million expiring through 2018.

  As a result of the Trust's election to be treated as a REIT for federal income tax purposes and of its intention to distribute its taxable income, if any, in future years, no deferred tax asset, liability or valuation allowance was recorded.

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

  On May 4, 1994, the parties entered into a Modification of Stipulation of Settlement dated April 27, 1994 (the "Olive Modification") that settled subsequent claims of breaches of the settlement that were asserted by the plaintiffs and modified certain provisions of the April 1990 settlement. The Olive Modification was preliminarily

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
approved by the court on July 1, 1994 and final court approval was entered on December 12, 1994. The effective date of the Olive Modification was January 11, 1995.

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

NOTE 16. OPERATING SEGMENTS

  Significant differences among the accounting policies of the segments as compared to the Trust's consolidated financial statements principally involve the calculation and allocation of administrative expenses and miscellaneous interest income. Management evaluates the performance of its operating segments and allocates resources to them based on net operating income and cash flow. The Trust based reconciliation of expenses that are not reflected in the segments is $2.3 million of administrative expenses. There are no intersegment revenues and expenses and the Trust conducts all of its business within the United States.

  The Trust has not disclosed prior years' operating segment data on a comparative basis, because it was impractical to obtain the necessary data.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

  The table below presents information about the reported operating income of the Trust for 1998. Asset information by operating segment is also presented below.

                                                 Commercial
                                          Land   Properties Apartments  Total
                                         ------  ---------- ---------- --------
Operating revenue....................... $    5   $26,830    $36,758   $ 63,593
Operating expenses......................    244    14,409     22,715     37,368
                                         ------   -------    -------   --------
Net operating income....................   (239)   12,421     14,043     26,225
Depreciation............................    --      4,697      3,398      8,095
Interest on debt........................  1,078     8,678      9,131     18,887
Capital expenditures....................      5     8,934      1,361     10,300
Real estate at December 31, 1998........ 26,239   143,577    127,736    297,552

  Property sales:

                                                           Commercial
                                                     Land  Properties Apartments
                                                    ------ ---------- ----------
   Sales price..................................... $1,965  $11,435    $12,125
   Cost of sales...................................  1,699   10,306      5,940

NOTE 17. QUARTERLY DATA

  The following is a tabulation of quarterly results of operations for the years 1998 and 1997 (unaudited).

                                              Three Months Ended
                                   -------------------------------------------
                                   March 31  June 30  September 30 December 31
                                   --------  -------  ------------ -----------
   1998
   ----
   Revenues....................... $15,041   $16,078    $16,707      $16,465
   Expenses.......................  17,105    17,098     18,980       16,976
                                   -------   -------    -------      -------
   (Loss) from operations.........  (2,064)   (1,020)    (2,273)        (511)
   Equity in income of
    partnerships..................      35        35         38           49
   Gain (loss) on sale of real
    estate........................   5,616      (154)       454          142
                                   -------   -------    -------      -------
   Net income (loss).............. $ 3,587   $(1,139)   $(1,781)     $  (320)
                                   =======   =======    =======      =======
   Earnings per share
   Net income (loss).............. $   .89   $  (.28)   $  (.44)     $  (.08)
                                   =======   =======    =======      =======

  The Trust purchased three income producing properties in 1998: two office buildings in the first quarter and an apartment in the second quarter.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

  In the first quarter of 1998, a gain on the sale of an apartment of $5.6 million was recognized. In the second quarter of 1998, a loss on the sale of an office building of $154,000 was recognized. In the third quarter, a gain on the sale of a shopping center of $454,000 was recognized. In the fourth quarter, a gain on the sale of land of $142,000 was recognized. See NOTE 4. "REAL ESTATE AND DEPRECIATION."

                                              Three Months Ended
                                   -------------------------------------------
                                   March 31  June 30  September 30 December 31
                                   --------  -------  ------------ -----------
   1997
   ----
   Revenues....................... $13,341   $13,330    $14,688      $15,116
   Expenses.......................  13,786    15,009     15,647       16,205
                                   -------   -------    -------      -------
   (Loss) from operations.........    (445)   (1,679)      (959)      (1,089)
   Equity in income (loss) of
    partnerships..................      47        26        (17)          43
   Gain (loss) on sale of real
    estate........................     --      6,810       (245)       1,684
                                   -------   -------    -------      -------
   Net income (loss).............. $  (398)  $ 5,157    $(1,221)     $   638
                                   =======   =======    =======      =======
   Earnings per share
   Net income (loss).............. $  (.10)  $  1.28    $  (.30)     $   .16
                                   =======   =======    =======      =======

  The Trust purchased eleven income producing properties in 1997: an apartment and an office building in the first quarter, an apartment and an office building in the second quarter, an office building and an apartment in the third quarter and an apartment, a combination office building/aircraft hangar and three industrial warehouses in the fourth quarter.

  In the second quarter of 1997, gains on sales of two office buildings totaling $6.8 million were recognized. In the third quarter, a loss on the sale of a shopping center of $245,000 was recognized. In the fourth quarter, a gain on the sale of an office building of $1.5 million and a deferred gain on the payoff of a mortgage note receivable of $141,000 was recognized. See NOTE
4. "REAL ESTATE AND DEPRECIATION."

NOTE 18. SUBSEQUENT EVENTS

  In February 1999, the Trust sold, to the underlying lienholder, its mortgage note receivable secured by the Cypress Creek Office Building in Ft. Lauderdale, Florida, for $1.6 million, receiving net cash of $111,000 after paying off $1.4 million in mortgage debt and the payment of various closing costs. The purchaser has no recourse to the Trust if the note should not be collected in full. A gain will be recognized on the sale.

  In February 1999, the Trust obtained ownership of the partnership which owns the Signature Athletic Club, the collateral securing a second lien mortgage receivable of the Trust that had matured in October 1998. In February 1999, the partnership refinanced the property in the amount of $2.7 million, paying off the $2.6 million first lien. The new mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $23,000 and matures in February 2004. The Trust incurred no loss as the fair value of the property exceeded the carrying value of the Trust's note receivable and assumed first lien mortgage.

  In March 1999, the Trust refinanced the mortgage debt secured by the Eagle Rock Apartments in Los Angeles, California, in the amount of $3.3 million, paying net cash of $50,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs. The mortgage bears interest at 7.33% per annum, requires monthly payments of principal and interest of $22,609 and matures in April 2009.

                                                                    SCHEDULE III
                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                                                          COST
                                                       CAPITALIZED
                                                       SUBSEQUENT
                                                           TO          GROSS AMOUNTS OF WHICH
                                     INITIAL COST      ACQUISITION     CARRIED AT END OF YEAR
                                 -------------------- ------------- -----------------------------
                                         BUILDINGS &  IMPROVEMENTS          BUILDINGS &           ACCUMULATED    DATE OF
 ROPERTY/LOCATIONP  ENCUMBRANCES  LAND   IMPROVEMENTS & ADJUSTMENTS  LAND   IMPROVEMENTS TOTAL(1) DEPRECIATION CONSTRUCTION
-----------------   ------------ ------- ------------ ------------- ------- ------------ -------- ------------ ------------
                                                                        (DOLLARS IN THOUSANDS)
 PROPERTIES HELD FOR INVESTMENT
 APARTMENTS
 4242 Cedar
 Springs.........     $  1,375   $   372   $  1,117      $    51    $   372   $  1,168   $  1,540   $   201        1984
  Dallas, TX
 Apple Creek.....        1,760       167        946          310        167      1,256      1,423       384        1971
  Dallas, TX
 Ashley Crest....        2,600       661      2,644          176        661      2,820      3,481       107        1980
  Houston, TX
 Camelot.........        2,994     1,230      2,870          125      1,230      2,995      4,225       481        1975
  Largo, FL
 Country
 Crossings.......        2,689       772      2,444          177        772      2,621      3,393       489        1973
  Tampa, FL
 Eagle Rock......        3,263       889      3,556           98        889      3,654      4,543       143        1984
  Los Angeles, CA
 El Chapparal....        2,594       279      2,821          574        279      3,395      3,674     1,250        1963
  San Antonio, TX
 Fairways........        1,964       657      1,532          119        657      1,651      2,308       323        1980
  Longview, TX
 Fontenelle
 Hills...........       10,739     1,320     11,883          306      1,320     12,189     13,509       230     1971/1975
  Bellevue, NE
 Forest Ridge....        1,190       212        849           85        212        934      1,146       215        1975
  Denton, TX
 Fountain Lake...        2,369       861      2,585           20        861      2,605      3,466       321        1975
  Texas City, TX
 Glenwood........        2,742       877      3,506           37        877      3,543      4,420       191        1975
  Addison, TX
 Grove Park......        4,711       942      3,767           35        942      3,802      4,744       254        1979
  Plano, TX
 Heritage on the
 River...........        7,912     2,070      6,211          296      2,070      6,507      8,577       580        1973
  Jacksonville,
  FL
 In the Pines....        5,804     1,288      5,154          495      1,289      5,648      6,937       800        1972
  Gainesville, FL
 Madison at Bear
 Creek...........        2,654       738      2,950           86        738      3,036      3,774       161        1975
  Houston, TX
 McCallum
 Crossing........        8,346     2,005      6,017           80      2,005      6,097      8,102       760        1985
  Dallas, TX
 McCallum Glen...        5,131     1,257      5,027           83      1,257      5,110      6,367       465        1986
  Dallas, TX
 Oak Park IV.....          --        224        674           27        224        701        925        97        1981
  Clute, TX
 Oak Run.........        2,565       788      3,152           78        788      3,230      4,018       182        1982
  Pasadena, TX
                             LIFE ON WHICH
                             DEPRECIATION
                               IN LATEST
                               STATEMENT
                      DATE   OF OPERATIONS
 ROPERTY/LOCATIONP  ACQUIRED  IS COMPUTED
-----------------   -------- -------------
 PROPERTIES HELD FOR INVESTMENT
 APARTMENTS
 4242 Cedar
 Springs.........    Jun-92   5-40 years
  Dallas, TX
 Apple Creek.....    Dec-90   5-40 years
  Dallas, TX
 Ashley Crest....    Oct-97   5-40 years
  Houston, TX
 Camelot.........    Aug-93   5-40 years
  Largo, FL
 Country
 Crossings.......    Apr-93   5-40 years
  Tampa, FL
 Eagle Rock......    Aug-97   5-40 years
  Los Angeles, CA
 El Chapparal....    Jan-88   5-40 years
  San Antonio, TX
 Fairways........    Mar-93   5-40 years
  Longview, TX
 Fontenelle
 Hills...........    Apr-98   5-40 years
  Bellevue, NE
 Forest Ridge....    Nov-91   5-40 years
  Denton, TX
 Fountain Lake...    Feb-94   5-40 years
  Texas City, TX
 Glenwood........    Nov-96   5-40 years
  Addison, TX
 Grove Park......    Jun-96   5-40 years
  Plano, TX
 Heritage on the
 River...........    Dec-95   5-40 years
  Jacksonville,
  FL
 In the Pines....    Dec-94   5-40 years
  Gainesville, FL
 Madison at Bear
 Creek...........    Jan-97   5-40 years
  Houston, TX
 McCallum
 Crossing........    Mar-94   5-40 years
  Dallas, TX
 McCallum Glen...    Jul-95   5-40 years
  Dallas, TX
 Oak Park IV.....    Jun-94   5-40 years
  Clute, TX
 Oak Run.........    Dec-96   5-40 years
  Pasadena, TX

                                                                    SCHEDULE III
                     CONTINENTAL MORTGAGE AND EQUITY TRUST  (Continued)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                           Cost
                                                       Capitalized
                                                        Subsequent      Gross Amounts of Which
                                     Initial Cost     to Acquisition    Carried at End of Year
                                 -------------------- -------------- -----------------------------
                                         Buildings &   Improvements          Buildings &           Accumulated    Date of
 roperty/LocationP  Encumbrances  Land   Improvements & Adjustments   Land   Improvements Total(1) Depreciation Construction
-----------------   ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ------------
                                                                        (dollars in thousands)
 Properties Held for Investment--Continued
 Apartments--Continued
 Park at
 Colonnade.......     $  4,163   $   887   $  3,546      $   384     $   887   $  3,930   $  4,817   $    347       1975
  San Antonio, TX
 Park Lane.......        1,165       175        978          112         175      1,090      1,265        285       1972
  Dallas, TX
 Parkwood Knoll..        4,845     1,659      4,975           73       1,659      5,048      6,707        565       1986
  San Bernardino,
  CA
 Pierce Tower....        1,896       566      2,262           31         566      2,293      2,859        256       1958
  Denver, CO
 Quail Oaks......        1,259        90      2,160          153          90      2,313      2,403        836       1982
  Balch Springs,
  TX
 Somerset........        3,156       936      2,811          158         936      2,969      3,905        401       1985
  Texas City, TX
 Stone Oak.......        3,072       649      2,598          223         650      2,820      3,470        727       1978
  San Antonio, TX
 Sunset Lake.....        7,651     1,626      6,544          593       1,627      7,136      8,763        959       1969
  Waukegan, IL
 Trails at
 Windfern........        3,331       870      3,479           64         870      3,543      4,413        160       1975
  Houston, TX
 Willow Creek....        1,773       608      1,832           31         608      1,863      2,471        238       1972
  El Paso, TX
 Will-O-Wick.....        3,241       747      2,990          174         747      3,164      3,911        317       1974
  Pensacola, FL
 Willow Wick.....        2,050       324      1,305           39         324      1,344      1,668        117       1971
  North Augusta,
  SC
 Woodbridge......        2,919       899      2,099          157         899      2,256      3,155        301       1968
  Westminster, CO
 Industrial
 Warehouses
 5360 Tulane.....          218        95        514           51          95        565        660        208       1970
  Atlanta, GA
 5700 Tulane.....          --        --         --           693         --         693        693          7       1998
  Atlanta, GA
 Brookfield......        2,677       727      2,909          --          727      2,909      3,636        224       1990
  Chantilly, VA
 Central
 Storage.........        1,281       464      1,856          359         464      2,215      2,679        218       1966
  Dallas, TX
 Kelly...........        4,962     1,136      4,856          416       1,136      5,272      6,408        793    1966/1973
  Dallas, TX
 McLeod..........        2,107       673      2,693          316         673      3,009      3,682        411       1985
  Orlando, FL
                             Life On Which
                             Depreciation
                               in Latest
                               Statement
                      Date   of Operations
 roperty/LocationP  Acquired  is Computed
-----------------   -------- -------------
 Properties Held for Investment--Continued
 Apartments--Continued
 Park at
 Colonnade.......    Jul-96   5-40 years
  San Antonio, TX
 Park Lane.......    Dec-90   5-40 years
  Dallas, TX
 Parkwood Knoll..    Aug-94   5-40 years
  San Bernardino,
  CA
 Pierce Tower....    Sep-94   5-40 years
  Denver, CO
 Quail Oaks......    Feb-87   5-40 years
  Balch Springs,
  TX
 Somerset........    Dec-93   5-40 years
  Texas City, TX
 Stone Oak.......    Mar-90   5-40 years
  San Antonio, TX
 Sunset Lake.....    Sep-94   5-40 years
  Waukegan, IL
 Trails at
 Windfern........    May-97   5-40 years
  Houston, TX
 Willow Creek....    May-94   5-40 years
  El Paso, TX
 Will-O-Wick.....    May-95   5-40 years
  Pensacola, FL
 Willow Wick.....    Nov-95   5-40 years
  North Augusta,
  SC
 Woodbridge......    Sep-94   5-40 years
  Westminster, CO
 Industrial
 Warehouses
 5360 Tulane.....    Nov-97   5-40 years
  Atlanta, GA
 5700 Tulane.....    Nov-97     40 years
  Atlanta, GA
 Brookfield......    Dec-95     40 years
  Chantilly, VA
 Central
 Storage.........    Apr-96   5-40 years
  Dallas, TX
 Kelly...........    Mar-95   5-40 years
  Dallas, TX
 McLeod..........    Sep-94   5-40 years
  Orlando, FL

                                                                    SCHEDULE III
                     CONTINENTAL MORTGAGE AND EQUITY TRUST  (Continued)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                          Cost
                                                       Capitalized
                                                       Subsequent
                                                           to          Gross Amounts of Which
                                     Initial Cost      Acquisition     Carried at End of Year
                                 -------------------- ------------- -----------------------------
                                         Buildings &  Improvements          Buildings &           Accumulated    Date of
Property/Location   Encumbrances  Land   Improvements & Adjustments  Land   Improvements Total(1) Depreciation Construction
-----------------   ------------ ------- ------------ ------------- ------- ------------ -------- ------------ ------------
                                                                        (dollars in thousands)
 Properties Held for Investment--Continued
 Industrial Warehouses--Continued
 Northgate.......     $  4,636   $   876   $  3,505      $   366    $   876   $  3,871   $  4,747   $   691        1987
  Marietta, GA
 Shady Trail.....          535       145        581          117        145        698        843        52        1970
  Dallas, TX
 Space Center....          722       247      1,332           44        247      1,376      1,623       536        1970
  San Antonio, TX
 Sullyfield......        8,800     2,299      9,196          428      2,299      9,624     11,923       992        1986
  Chantilly, VA
 Office Buildings
 225 Baronne.....        7,400     1,162     10,457        1,070      1,162     11,527     12,689       410        1960
  New Orleans, LA
 1010 Common.....        8,425       143     15,011        5,183      1,839     18,498     20,337       577        1971
  New Orleans, LA
 3400 Carlisle...        4,480     1,122      4,487          304      1,122      4,791      5,913       309        1985
  Dallas, TX
 AMOCO...........       15,004     1,233      4,933        3,575      1,233      8,508      9,741     1,199        1977
  New Orleans, LA
 Bay Plaza.......        2,942       895      3,582          118        895      3,700      4,595       157        1974
  Tampa, FL
 Durham Centre...       14,314     4,233     16,932          447      4,233     17,379     21,612       650        1988
  Durham, NC
 Hampton Court...        6,235     1,610      6,439          847      1,610      7,286      8,896       555        1987
  Dallas, TX
 Jefferson.......        9,100     2,774     11,096          761      2,774     11,857     14,631       572        1963
  Washington, DC
 NASA............          --        410      3,319         (986)       172      2,571      2,743     1,329        1979
  Houston, TX
 Westgrove Air
 Plaza...........        1,188       501      2,004          158        501      2,162      2,663        82        1982
  Addison, TX
 Windsor Plaza...          --      1,429      4,441         (536)     1,672      3,662      5,334     1,976        1984
  Windcrest, TX
 Shopping Center
 Promenade.......        7,613     1,749      6,995            7      1,749      7,002      8,751       499        1985
  Highlands
  Ranch, CO
 Land
 1013 Common.....          --        615        --             6        615          6        621       --         --
  New Orleans, LA
                             Life On Which
                             Depreciation
                               in Latest
                               Statement
                      Date   of Operations
Property/Location   Acquired  is Computed
-----------------   -------- -------------
 Properties Held for Investment--Continued
 Industrial Warehouses--Continued
 Northgate.......    Nov-93   5-40 years
  Marietta, GA
 Shady Trail.....    Sep-96   5-40 years
  Dallas, TX
 Space Center....    Nov-97   5-40 years
  San Antonio, TX
 Sullyfield......    Feb-95   5-40 years
  Chantilly, VA
 Office Buildings
 225 Baronne.....    Mar-98   5-40 years
  New Orleans, LA
 1010 Common.....    Mar-98   5-40 years
  New Orleans, LA
 3400 Carlisle...    Jul-96   5-40 years
  Dallas, TX
 AMOCO...........    Apr-96   5-40 years
  New Orleans, LA
 Bay Plaza.......    Jun-97   5-40 years
  Tampa, FL
 Durham Centre...    Jul-97   5-40 years
  Durham, NC
 Hampton Court...    Mar-96   5-40 years
  Dallas, TX
 Jefferson.......    Feb-97   5-40 years
  Washington, DC
 NASA............    Oct-85   5-40 years
  Houston, TX
 Westgrove Air
 Plaza...........    Oct-97   5-40 years
  Addison, TX
 Windsor Plaza...    Nov-86   5-40 years
  Windcrest, TX
 Shopping Center
 Promenade.......    Jul-96   5-40 years
  Highlands
  Ranch, CO
 Land
 1013 Common.....    Aug-98       --
  New Orleans, LA

                                                                    SCHEDULE III
                     CONTINENTAL MORTGAGE AND EQUITY TRUST  (CONTINUED)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998

                                                             COST
                                                          CAPITALIZED
                                                          SUBSEQUENT
                                                              TO             GROSS AMOUNTS OF WHICH
                                        INITIAL COST      ACQUISITION        CARRIED AT END OF YEAR
                                    -------------------- -------------    -----------------------------
                                            BUILDINGS &  IMPROVEMENTS             BUILDINGS &           ACCUMULATED    DATE OF
PROPERTY/LOCATION   ENCUMBRANCES     LAND   IMPROVEMENTS & ADJUSTMENTS     LAND   IMPROVEMENTS TOTAL(1) DEPRECIATION CONSTRUCTION
-----------------   ------------    ------- ------------ -------------    ------- ------------ -------- ------------ ------------
                                                                        (DOLLARS IN THOUSANDS)
 PROPERTIES HELD FOR INVESTMENT--Continued
 LAND--Continued
 McKinney 36.....     $  2,100(/2/) $ 2,203   $    --       $   --        $ 2,203   $    --    $  2,203   $   --         --
  Collin County,
  TX
 McKinney 140....        1,625(/2/)   2,728        --           --          2,728        --       2,728       --         --
  McKinney, TX
 OPUBCO..........        4,167(/2/)   3,242        --           --          3,242        --       3,242       --         --
  Collin County,
  TX
 Sandison........        3,733(/2/)   5,021        --           --          5,021        --       5,021       --         --
  Collin County,
  TX
 Solco Allen.....          953(/2/)   1,388        --           --          1,388        --       1,388       --         --
  Collin County,
  TX--
 Stacy Road......        1,642(/2/)   2,665        --           --          2,665        --       2,665       --         --
  Allen, TX
 State Highway
 121.............          -- (/2/)   4,354        --           --          4,354        --       4,354       --         --
  Collin County,
  TX
 Watters Road....          -- (/2/)   1,787        --           --          1,787        --       1,787       --         --
  Collin County,
  TX
 Whisenant.......          469(/2/)     631        --           --            631        --         631       --         --
  Collin County,
  TX
                      --------      -------   --------      -------       -------   --------   --------   -------
                       231,251       76,202    224,422       19,194        77,906    241,912    319,818    25,590
                      --------      -------   --------      -------       -------   --------   --------   -------
 PROPERTIES HELD FOR SALE
 APARTMENT
 Shadowridge.....          --            85        338          171            85        509        594        90        1973
  Rock Springs,
  WY
 INDUSTRIAL WAREHOUSE
 Ogden...........          --            52      1,568          208            52      1,776      1,828       608        1979
  Ogden, UT
 LAND
 Round Mt........          --         5,740        --        (4,140)(/3/)   1,600        --       1,600       --         --
  Austin, TX
                      --------      -------   --------      -------       -------   --------   --------   -------
                           --         5,877      1,906       (3,761)        1,737      2,285      4,022       698
                      --------      -------   --------      -------       -------   --------   --------   -------
                      $231,251      $82,079   $226,328      $15,433       $79,643   $244,197   $323,840   $26,288
                      ========      =======   ========      =======       =======   ========   ========   =======
                             LIFE ON WHICH
                             DEPRECIATION
                               IN LATEST
                               STATEMENT
                      DATE   OF OPERATIONS
PROPERTY/LOCATION   ACQUIRED  IS COMPUTED
-----------------   -------- -------------
 PROPERTIES HELD FOR INVESTMENT--Continued
 LAND--Continued
 McKinney 36.....    Jan-98       --
  Collin County,
  TX
 McKinney 140....    Aug-97       --
  McKinney, TX
 OPUBCO..........    Jun-97       --
  Collin County,
  TX
 Sandison........    May-98       --
  Collin County,
  TX
 Solco Allen.....    May-98       --
  Collin County,
  TX--
 Stacy Road......    Apr-97       --
  Allen, TX
 State Highway
 121.............    Oct-96       --
  Collin County,
  TX
 Watters Road....    Feb-97       --
  Collin County,
  TX
 Whisenant.......    May-98       --
  Collin County,
  TX
 PROPERTIES HELD FOR SALE
 APARTMENT
 Shadowridge.....    Jan-91   5-40 years
  Rock Springs,
  WY
 INDUSTRIAL WAREHOUSE
 Ogden...........    Jan-86   5-40 years
  Ogden, UT
 LAND
 Round Mt........    Dec-86       --
  Austin, TX

----
(1) The aggregate cost for federal income tax purposes is $337.3 million.
(2) The OPUBCO land is collateralized with the State Highway 121 and Watters Road land. The Sandison land is collateralized with the Solco Allen and Whisenant land. All of the land in McKinney and Collin County, Texas is cross-collateralized and cross defaulted.
(3) The carrying value of this property was reduced to the Trust's estimate of fair value minus estimated costs of sale.

                                                                    SCHEDULE III
                                                                     (Continued)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,............................. $284,836  $237,636  $205,269
  Additions
    Acquisitions and improvements.................   61,829    77,816    74,414
  Deductions
    Sales.........................................  (22,825)  (30,616)  (27,868)
    Permanent write-downs.........................      --        --     (4,648)
    Foreclosure...................................      --        --     (9,531)
                                                   --------  --------  --------
Balance at December 31,........................... $323,840  $284,836  $237,636
                                                   ========  ========  ========
Reconciliation of Accumulated Depreciation
Balance at January 1,............................. $ 23,142  $ 17,438  $ 17,735
  Additions
    Depreciation..................................    8,095     6,236     4,819
    Other.........................................      --      1,427       --
  Deductions
    Sales.........................................   (4,949)   (1,959)   (4,063)
    Foreclosure...................................      --        --     (1,053)
                                                   --------  --------  --------
Balance at December 31,........................... $ 26,288  $ 23,142  $ 17,438
                                                   ========  ========  ========

                                                                     SCHEDULE IV

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

                                                                                                 Carrying       Principal
                                                                                                  Amounts       Amount of
                                                                                                    of            Loans
                                                                                         Face    Mortgage      Subject to
                                                                                        Amount      Net        Delinquent
                                  Interest Maturity                             Prior     of        of          Principal
           Description              Rate     Date    Periodic Payment Terms     Liens  Mortgage Discount(1)    or Interest
           -----------            -------- -------- ------------------------   ------- -------- -----------    -----------
                                                                                        (dollars in thousands)
 Wraparound Mortgage Loan
 Pinemont........................  10.40%    7/08   Monthly payments of        $   393 $   467    $  454         $  --
 secured by an office building                      principal and interest.
  in Houston, TX.

 First Mortgage Loans
 Country Elms....................   8.00%    5/02   Monthly principal and          --      380       223            --
 secured by mobile home                             interest payments of
  park in Galesburg, IL.                            $3,154.
 Cypress Creek...................   8.00%    6/09   Monthly payments of          1,345   1,800     1,371(/2/)       --
 secured by office building           to            principal and interest.
  in Ft. Lauderdale, FL.            9.00%
 Junior Mortgage Loan
 Signature Athletic Club.........  12.00%   10/98   Monthly payments of            --    1,500     1,500(/3/)     1,500
 secured by a building housing a                    interest only to the
  health club in Dallas, TX.                        extent of available cash
                                                    flow. Unpaid interest
                                                    compounded into
                                                    principal as of January
                                                    1 of each year.
                                                                               ------- -------    ------         ------
                                                                               $ 1,738 $ 4,147     3,548         $1,500
                                                                               ======= =======                   ======
 Interest receivable.............                                                                     78
 Allowance for estimated losses..                                                                   (250)
                                                                                                  ------
                                                                                                  $3,376
                                                                                                  ======

--------
(1) The aggregate cost for federal income tax purposes is $3.5 million.
(2) The note was sold in February 1999.
(3) In February 1999, the Trust obtained ownership of the partnership owning the collateral property.

                                                                     SCHEDULE IV
                                                                     (Continued)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                         MORTGAGE LOANS ON REAL ESTATE

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                      (dollars in thousands)
Balance at January 1,................................ $ 5,025  $ 8,304  $ 6,366
 Additions
  Funding of notes receivable........................     --        73    2,000
  Loans from sales of properties.....................     467      --       750
  Amortization of discount...........................      32       74       27
 Deductions
  Collections of principal...........................    (972)  (3,426)    (837)
  Write off of loan..................................    (700)     --       --
  Sale of loans......................................    (304)     --       --
  Other..............................................     --       --        (2)
                                                      -------  -------  -------
Balance at December 31,.............................. $ 3,548  $ 5,025  $ 8,304
                                                      =======  =======  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                               ----------------

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

  The Trustees of the Trust are listed below, together with their ages, terms of service, all positions and offices with the Trust or its advisor, Basic Capital Management, Inc. ("BCM" or the "Advisor") their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated", when used below with respect to a Trustee, means that the Trustee is an officer, director or employee of the Advisor or an officer of the Trust. The designation "Independent", when used below with respect to a Trustee, means that the Trustee is neither an officer of the Trust nor a director, officer or employee of the Advisor, although the Trust may have certain business or professional relationships with such Trustee as discussed in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships".

  TED P. STOKELY: Age 65, Trustee (Independent) (since April 1990) and Chairman of the Board (since January 1995).

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

  RICHARD W. DOUGLAS: Age 51, Trustee (Independent) (since January 1998).

  Executive Vice President (since February 1999) of The Staubach Company; President (1991 to 1999) of Dallas Chamber of Commerce; President (1988 to
1991) of North Texas Commission; President (1978 to 1981) of Las Colinas Corporation and Southland Investment Properties, both affiliates of Southland Financial Corporation; and Director (since January 1998) of IORI and TCI.

  LARRY E. HARLEY: Age 58, Trustee (Independent) (since January 1998).

  President (1993 to 1997) and Executive Vice President (1992 to 1993) of U.S. Operations, Executive Vice President (1989 to 1992) and Senior Vice President (1986 to 1989) of Distribution Operations, Director of Marketing (1984 to
1986), and Manager of North Central Distribution Center (1974 to 1984) of Mary Kay Cosmetics; and Director (since January 1998) of IORI and TCI.

  R. DOUGLAS LEONHARD: Age 62, Trustee (Independent) (since January 1998).

  Director (since November 1998) of Optel, Inc.; Senior Vice President (1986 to 1997) of LaCantera Development Company, a wholly-owned subsidiary of USAA; Senior Vice President (1980 to 1985) of The

Woodlands Development Corporation; Vice President and Houston Projects Manager (1973 to 1979) of Friendswood Development Company; Manager in various capacities (1960 to 1973) of Exxon Corp.; and Director (since January 1998) of IORI and TCI.

  MURRAY SHAW: Age 67, Trustee (Independent) (since February 1998).

  Chairman of the Board of Regents (since 1997) of Stephen F. Austin University; Vice President (1967 to 1996) of Tracor, Inc.; and Director (since February 1998) of IORI and TCI.

  MARTIN L. WHITE: Age 59, Trustee (Independent) (since January 1995).

  Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; Development Officer and Loan Manager (1986 to 1992) of the City of San Jose, California; Vice President and Director of Programs (1967 to
1986) of Arpact, Inc., a government contractor for small business development and trade; and Director (since January 1995) of IORI and TCI.

  EDWARD G. ZAMPA: Age 64, Trustee (Independent) (since January 1995).

  General Partner (since 1976) of Edward G. Zampa and Company; and Director (since January 1995) of IORI and TCI.

Board Committees

  The Board of Trustees held ten meetings during 1998. For such year, no incumbent Trustee attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board of Trustees during the period for which he had been a Trustee and (2) the total number of meetings held by all committees of the Board of Trustees on which he served.

  The Board of Trustees has an Audit Committee, the function of which is to review the Trust's operating and accounting procedures. The current members of the Audit Committee, all of whom are Independent Trustees, are Messrs. Stokely, Leonhard and White. The Audit Committee met twice during 1998.

  The Trust's Board of Trustees has a Relationship with Advisor Committee and a Board Development Committee. The current members of the Relationship with Advisor Committee are Messrs. Stokely and Zampa. The Relationship with Advisor Committee reviews and reports to the Board of Trustees on the services provided by the Advisor and its affiliates and the terms of any engagement or compensation of the Advisor or its affiliates. The Relationship with Advisor Committee did not meet in 1998. The Board Development Committee reviews and reports to the Board of Trustees on the membership, compensation and functions of the Board of Trustees. The current member of the Board Development Committee is Mr. White. The Board Development Committee did not meet in 1998.

  The Board of Trustees does not have Nominating or Compensation Committees.

Executive Officers

  The following persons currently serve as executive officers of the Trust:
Randall M. Paulson, President; Karl L. Blaha, Executive Vice President-- Commercial Asset Management; Bruce A. Endendyk, Executive Vice President; Thomas A. Holland, Executive Vice President and Chief Financial Officer; and Steven K. Johnson, Executive Vice President--Residential Asset Management. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  RANDALL M. PAULSON: Age 52, President (since August 1995) and Executive Vice President (January 1995 to August 1995).

  President (since August 1995) and Executive Vice President (January 1995 to August 1995) of IORI, TCI and Syntek Asset Management, Inc. ("SAMI"); President (since August 1995) and Executive Vice President (October 1994 to August 1995) of BCM; President (since January 1998) and Director (January 1998 to December 1998) of NRLP Management Corp. ("NMC"), the general partner of National Realty, L.P. ("NRLP") and National Operating, L.P. ("NOLP"); Director (August 1995 to November 1998) of SAMI; Executive Vice President (since January 1995) of American Realty Trust, Inc. ("ART"); Vice President (1993 to
1994) of GSSW, LP, a joint venture of Great Southern Life and Southwestern Life; Vice President (1990 to 1993) of Property Company of America Realty, Inc.; and President (1990) of Paulson Realty Group.

  KARL L. BLAHA: Age 51, Executive Vice President--Commercial Asset Management (since July 1997).

  Executive Vice President--Commercial Asset Management (since July 1997) and Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of BCM, IORI, TCI, and SAMI; Director (since June 1996), President (since October 1993) and Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company owned by First Equity Properties, Inc. ("First Equity"), which is 50% owned by a subsidiary of BCM; President and Director (since 1996) of First Equity; Director (since November 1998) of SAMI; Executive Vice President (since January 1998) and Director (since December 1998) of NMC; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of NIRT and Vinland Property Trust ("VPT"); Partner--Director of National Real Estate Operations (August 1988 to March 1992) of First Winthrop Corporation; and Vice President (April 1984 to August 1988) of Southmark Corporation ("Southmark").

  BRUCE A. ENDENDYK: Age 50, Executive Vice President (since January 1995).

  President (since January 1995) of Carmel Realty; Executive Vice President (since January 1995) of BCM, SAMI, ART, IORI and TCI, and (since January 1998) of NMC; Management Consultant (November 1990 to December 1994); Executive Vice President (January 1989 to November 1990) of Southmark; and President and Chief Executive Officer (March 1988 to January 1989) of Southmark Equities Corporation.

  THOMAS A. HOLLAND: Age 56, Executive Vice President and Chief Financial Officer (since August 1995); Secretary (since February 1997) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995).

  Executive Vice President and Chief Financial Officer (since August 1995) and Senior Vice President and Chief Accounting Officer (July 1990 to August 1995) of BCM, SAMI, ART, IORI and TCI; Executive Vice President and Chief Financial Officer (since January 1998) of NMC; Secretary (since February 1997) of IORI and TCI; and Senior Vice President and Chief Accounting Officer (July 1990 to February 1994) of NIRT and VPT.

  STEVEN K. JOHNSON: Age 41, Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August
1991).

  Executive Vice President--Residential Asset Management (since August 1998) and Vice President (August 1990 to August 1991) of BCM, SAMI, ART, IORI and TCI; Executive Vice President--Residential Asset Management (since August
1998) of NMC; Chief Operating Officer (January 1993 to August 1998) of Garden Capital, Inc.; Executive Vice President (December 1994 to August 1998) of Garden Capital Management, Inc.; and Executive Vice President--Residential (August 1991 to January 1993) of SHL Properties Realty Advisors, Inc. and SHL Acquisition Corporation II and III.

Officers

  Although not executive officers, the following persons currently serve as officers of the Trust: Robert A. Waldman, Senior Vice President and General Counsel; and Drew D. Potera, Vice President and Treasurer. Their positions with the Trust are not subject to a vote of shareholders. Their ages, terms of service, all positions and offices with the Trust or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

  ROBERT A. WALDMAN: Age 46, Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997).

  Senior Vice President and General Counsel (since January 1995); Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997) of IORI and TCI; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (April 1990 to January 1995) and Secretary (since December 1990) of SAMI; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

  DREW D. POTERA: Age 39, Vice President (since December 1996) and Treasurer (since December 1990).

  Vice President (since December 1996) and Treasurer (since December 1990) of IORI and TCI; Vice President (since December 1996), Treasurer (since August
1991) and Assistant Treasurer (December 1990 to August 1991) of ART; Vice President, Treasurer and Securities Manager (since July 1990) of BCM; Vice President and Treasurer (since February 1992) of SAMI; Vice President and Treasurer (since January 1998) of NMC; Treasurer (December 1990 to February
1994) of NIRT and VPT; and Financial Consultant with Merrill Lynch, Pierce, Fenner & Smith Incorporated (June 1985 to June 1990).

  In addition to the foregoing officers, the Trust has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Under the securities laws of the United States, the Trustees, executive officers, and any persons holding more than ten percent of the Trust's shares of beneficial interest are required to report their share ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and the Trust is required to report any failure to file by these dates during 1998. All of these filing requirements were satisfied by the Trust's Trustees and executive officers and ten percent holders. In making these statements, the Trust has relied on the written representations of its incumbent Trustees and executive officers and its ten percent holders and copies of the reports that they have filed with the Commission.

The Advisor

  Although the Board of Trustees is directly responsible for managing the affairs of the Trust and for setting the policies which guide it, the day-to-day operations of the Trust are performed by a contractual advisor under the supervision of the Board of Trustees. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities as well as financing and refinancing sources. The advisor also serves as a consultant to the Board of Trustees in connection with the business plan and investment decisions.

  BCM has served as the Trust's advisor since March 1989. BCM is a corporation of which Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers. BCM is owned by a trust for the benefit of the children of Gene E. Phillips. Prior to December 22, 1989, Mr. Phillips served as a director of BCM, and until September 1, 1992, as Chief Executive Officer of BCM. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

  At the Trust's annual meeting of shareholders held on May 8, 1997, shareholders approved the renewal of the Advisory Agreement with BCM through the next annual meeting of shareholders. Subsequent renewals of the Advisory Agreement with BCM require the approval of shareholders.

  Under the Advisory Agreement, the Advisor is required to formulate and submit annually for approval by the Board of Trustees a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and acquisitions, lending, foreclosure and borrowing activity, and other investments, and the Advisor is required to report quarterly to the Board of Trustees on the Trust's performance against the business plan. In addition, all transactions or investments by the Trust shall require prior approval by the Board of Trustees unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to the Advisor by the Board of Trustees.

  The Advisory Agreement also requires prior approval of the Board of Trustees for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that the Advisor shall be deemed to be in a fiduciary relationship to the shareholders; contains a broad standard governing the Advisor's liability for losses by the Trust; and contains guidelines for the Advisor's allocation of investment opportunities as among itself, the Trust and other entities it advises.

  The Advisory Agreement provides for BCM to be responsible for the day-to-day operations of the Trust and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value of the Trust (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of the Trust's net income.

  The Advisory Agreement also provides for BCM to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by the Trust during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in the Trust's books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned by the Trust, and (3) all closing costs, (including real estate commissions) incurred in the sale of such property; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

  Additionally, pursuant to the Advisory Agreement, BCM or an affiliate of BCM is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property; provided that the aggregate purchase price of each property (including acquisition fees and all real estate brokerage commissions) may not exceed such property's appraised value at acquisition.

  The Advisory Agreement requires BCM or any affiliate of BCM to pay to the Trust one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by the Trust; provided, however, that the compensation retained by BCM or any affiliate of BCM shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

  The Advisory Agreement also provides that BCM or an affiliate of BCM is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan equal to the lesser of (1) 1% of the amount of the loan purchased or (2) a loan brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by the Trust.

  Under the Advisory Agreement, BCM or an affiliate of BCM is also to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from BCM or an affiliate of BCM without the approval of the Board of Trustees. No fee shall be paid on loan extensions.

  Under the Advisory Agreement, BCM is to receive reimbursement of certain expenses incurred by it, in the performance of advisory services.

  Under the Advisory Agreement (as required by the Declaration of Trust), all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of the Trust (as defined in the Declaration of Trust) exceed certain limits specified in the Declaration of Trust based on the book value, net asset value and net income during such fiscal year. The effect of this limitation was to require that BCM refund $952,000 of the annual advisory fee for 1998.

  Additionally, if management were to request that BCM render services other than those required by the Advisory Agreement, BCM or an affiliate of BCM is separately compensated for such additional services on terms to be agreed upon from time to time. As discussed below, under "Property Management", the Trust has hired Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM, to provide property management for the Trust's properties. Also as discussed below, under "Real Estate Brokerage" the Trust has engaged Carmel Realty, also an affiliate of BCM, on a non-exclusive basis, to perform brokerage services for the Trust.

  BCM may only assign the Advisory Agreement with the prior consent of the Trust.

  The directors and principal officers of BCM are set forth below.

   Mickey N. Phillips...... Director
   Ryan T. Phillips........ Director
   Randall M. Paulson...... President
   Karl L. Blaha........... Executive Vice President--Commercial Asset Management
   Bruce A. Endendyk....... Executive Vice President
   Thomas A. Holland....... Executive Vice President and Chief Financial Officer
   Steven K. Johnson....... Executive Vice President--Residential Asset Management
   A. Cal Rossi, Jr. ...... Executive Vice President
   Cooper B. Stuart........ Executive Vice President
   Clifford C. Towns,
    Jr. ................... Executive Vice President--Finance
   Dan S. Allred........... Senior Vice President--Land Development
   James D. Canon, III..... Senior Vice President--Portfolio Management
   Robert A. Waldman....... Senior Vice President, Secretary and General Counsel
   Drew D. Potera.......... Vice President, Treasurer and Securities Manager

  Mickey N. Phillips is Gene E. Phillips' brother and Ryan T. Phillips is Gene
E. Phillips' son. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, Mr. Phillips has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

PROPERTY MANAGEMENT

  Since February 1, 1990, affiliates of BCM have provided property management services to the Trust. Currently Carmel, Ltd. provides such property management services for a fee of 5% or less of the monthly gross rents collected on the properties under its management. Carmel, Ltd. subcontracts with other entities for the provision of the property-level management services to the Trust at various rates. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, which is 50% owned by a subsidiary of BCM, (2) Gene E. Phillips and,
(3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, which is owned by First Equity. Carmel Realty is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Carmel, Ltd.

REAL ESTATE BROKERAGE

  Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to provide brokerage services for the Trust. Carmel Realty is entitled to receive a commission for property acquisitions and sales in accordance with the following sliding scale of total fees to be paid: (1) maximum fee of 5% on the first $2.0 million of any purchase or sale transaction of which no more than 4% would be paid to Carmel Realty or affiliates; (2) maximum fee of 4% on transaction amounts between $2.0 million--$5.0 million of which no more than 3% would be paid to Carmel Realty or affiliates; (3) maximum fee of 3% on transaction amounts between $5.0 million--$10.0 million of which no more than 2% would be paid to Carmel Realty or affiliates; and (4) maximum fee of 2% on transaction amounts in excess of $10.0 million of which no more than 1 1/2% would be paid to Carmel Realty or affiliates.

ITEM 11. EXECUTIVE COMPENSATION

  The Trust has no employees, payroll or benefit plans and pays no compensation to its executive officers. The executive officers of the Trust are also officers or employees of BCM, the Trust's Advisor and are compensated by the Advisor. Such executive officers perform a variety of services for the Advisor and the amount of their compensation is determined solely by the Advisor. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Item 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of the compensation payable to BCM by the Trust.

  The only remuneration paid by the Trust is to the Trustees who are not officers or directors of BCM or its affiliated companies. The Independent Trustees (1) review the business plan of the Trust to determine that it is in the best interest of the shareholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of the Trust and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

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

  During 1998, $113,000 was paid to the Independent Trustees in total Trustees' fees for all services, including the annual fee for service during the period January 1, 1998 through December 31, 1998, and 1998 special service fees as follows: Richard W. Douglas, $15,000; Larry E. Harley, $15,000; R. Douglas Leonhard, $15,000; Murray Shaw, $13,750; Ted P. Stokely, $16,500; Edward L. Tixier, $3,750; Martin L. White, $15,000; and Edward G. Zampa, $19,000.

Performance Graph

  The following performance graph compares the cumulative total shareholder return on the Trust's shares of beneficial interest with the Standard & Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts, Inc. Hybrid REIT Total Return Index ("REIT Index"). The comparison assumes that $100 was invested on December 31, 1993 in the Trust's shares of beneficial interest and in each of the indices and further assumes the reinvestment of all distributions. Past performance is not necessarily an indicator of future performance.



                       [PERFORMANCE CHART APPEARS HERE]


                     1993         1994         1995         1996         1997         1998
                    ------       ------       ------       ------       ------       ------
  The Trust         100.00       121.50       122.32       158.64       224.94       225.96
  S&P 500 Index     100.00       101.31       139.22       171.19       228.29       293.54
  REIT Index        100.00       104.00       127.91       165.45       183.24       120.88

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate, for those persons or entities to be beneficial owners of more than 5% of the outstanding shares of beneficial interest as of the close of business on March 5, 1999.

                                                 AMOUNT AND NATURE
NAME AND ADDRESS OF                                OF BENEFICIAL    PERCENT OF
BENEFICIAL OWNER                                     OWNERSHIP      CLASS (1)
-------------------                              -----------------  ----------
American Realty Trust, Inc. ....................     1,650,970         41.1%
 10670 N. Central Expressway
 Suite 300
 Dallas, Texas 75231

Basic Capital Management, Inc. .................       609,040         15.1%
 10670 N. Central Expressway
 Suite 600
 Dallas, Texas 75231
--------
(1) Percentages are based upon 4,021,181 shares of beneficial interest outstanding at March 5, 1999.

  Security Ownership of Management. The following table sets forth the ownership of the Trust's shares of beneficial interest, both beneficially and of record, both individually and in the aggregate for the Trustees and executive officers of the Trust as of the close of business on March 5, 1999.

                                                 AMOUNT AND NATURE
                                                   OF BENEFICIAL    PERCENT OF
NAME OF BENEFICIAL OWNER                             OWNERSHIP      CLASS (1)
------------------------                         -----------------  ----------
All Trustees and Executive Officers as a group
 (12 individuals)...............................     2,260,010(/2/)    56.2%

--------
(1) Percentage is based upon 4,021,181 shares of beneficial interest issued and outstanding at March 5, 1999.
(2) Includes 1,650,970 shares owned by ART and 609,040 shares owned by BCM of which the executive officers of the Trust may be deemed to be beneficial owners by virtue of their positions as executive officers of ART and BCM. The Trust's executive officers disclaim beneficial ownership of such shares. Each of the directors of ART, may be deemed to be beneficial owners of the shares owned by ART by virtue of their positions as directors of ART. Each of the directors of BCM may be deemed to be beneficial owners of the shares owned by BCM by virtue of their positions as directors of BCM. The directors of ART and BCM disclaim such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS

  In February 1989, the Board of Trustees voted to retain BCM as the Trust's advisor. See ITEM 10. "TRUSTEES, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM is a company of which Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers. Gene E. Phillips served as a director of BCM until December 22, 1989 and as Chief Executive Officer of BCM until September 1, 1992. BCM is owned by a trust for the benefit of the children of Mr. Phillips. Mr. Phillips serves as a representative of his children's trust which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to the Trust.

  Since February 1, 1991, affiliates of BCM have provided property management services to the Trust. Currently, Carmel, Ltd. provides such property management services. The general partner of Carmel, Ltd. is BCM. The limited partners of Carmel, Ltd. are (1) First Equity, which is 50% owned by a subsidiary of BCM, (2) Mr. Phillips and (3) a trust for the benefit of the children of Mr. Phillips. Carmel, Ltd. subcontracts the property-level management and leasing of eighteen of the Trust's commercial properties to Carmel Realty, which is a company owned by First Equity.

  Prior to December 1, 1992, affiliates of BCM provided brokerage services for the Trust and received brokerage commissions in accordance with the advisory agreement. Since December 1, 1992, Carmel Realty has been engaged, on a non-exclusive basis, to perform brokerage services. Carmel Realty is a company owned by First Equity.

  The Trustees and officers of the Trust also serve as directors and officers of IORI and TCI. The Trustees owe fiduciary duties to such entities as well as to the Trust under applicable law. IORI and TCI have the same relationship with BCM as the Trust. BCM also serves as advisor to ART. Messrs. Paulson, Blaha, Endendyk, Holland and Johnson serve as executive officers of ART and NMC. NMC is a wholly-owned subsidiary of ART, and the general partner of NRLP and NOLP. BCM performs certain administrative functions for NRLP and NOLP on a cost-reimbursement basis.

  From April 1992 to December 31, 1992, Mr. Stokely was employed as a paid Consultant and since January 1, 1993 as a part-time unpaid Consultant for Eldercare, a nonprofit corporation engaged in the acquisition of low income and elderly housing. Eldercare has a revolving loan commitment from Syntek West, Inc., of which Mr. Phillips is the sole shareholder. Eldercare filed for bankruptcy protection in July 1993, and was dismissed from bankruptcy in October 1994. Eldercare again filed for bankruptcy protection in May 1995, and was reorganized in bankruptcy in February 1996, and has since paid all debts as directed by the Bankruptcy Court.

Related Party Transactions

  Historically, the Trust has engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous as could have been obtained from unrelated third parties.

  In September 1990, the Board of Trustees authorized the purchase of up to $2.0 million of the common shares of ART through negotiated or open market transactions. The officers of the Trust also serve as officers of ART. BCM, the Trust's advisor, also serves as advisor to ART and at March 5, 1999 ART owned approximately 41.1% of the Trust's outstanding shares of beneficial interest. At December 31, 1998, the Trust owned 820,850 shares of ART common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $1.6 million. At December 31, 1998, the market value of the ART common shares was $13.4 million. See ITEM 2. "PROPERTIES--Equity Investments in Real Estate Entities."

  In December 1990, the Board of Trustees authorized the purchase of up to $1.0 million of the common shares of TCI through negotiated or open market transactions. The Trustees of the Trust serve as directors of TCI and the officers of the Trust also serve as officers of TCI. BCM, the Trust's advisor, also serves as advisor to TCI. At December 31, 1998, the Trust owned 80,268 shares of TCI common stock which were primarily purchased in open market transactions in 1990 and 1991 at a total cost of $235,000. At December 31, 1998, the market value of the TCI common shares was $1.0 million. See ITEM 2. "PROPERTIES--Equity Investments in Real Estate Entities."

  In 1998, the Trust paid BCM and its affiliates $2.6 million in advisory, net income and incentive sales fees, $2.3 million in real estate brokerage commissions, $353,000 in mortgage brokerage and equity refinancing fees, and $2.7 million in property and construction management fees and leasing commissions (net of property management fees paid to subcontractors, other than Carmel Realty). In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $1.2 million in 1998.

Restrictions on Related Party Transactions

  The Trust's Declaration of Trust provides that:

    "The Trustees shall not purchase, sell or lease any Real Properties or Mortgages to or from the Advisor or any of [its] Affiliates," and that [t]he Trustees shall not make any loan to the Advisor or any of [its] Affiliates."

  The Declaration of Trust further provides that:

    "The Trust shall not purchase or lease, directly or indirectly, any Real Property or purchase any Mortgage from the Advisor or any affiliated
  Person, or any partnership in which any of the foregoing may also be a general partner, and the Trust will not sell or lease, directly or indirectly, any of its Real Property or sell any Mortgage to any of the foregoing Persons." The Declaration of Trust further provides that "the Trust shall not directly or indirectly, engage in any transaction with any Trustee, officer or employee of the Trust or any director, officer or employee of the Advisor or of any company or other organization of which any of the foregoing is an Affiliate, except for [among other things] transactions with... the Advisor or Affiliates thereof involving loans, real estate brokerage services, real property management services, the servicing of Mortgages, the leasing of real or personal property, or other services, provided such transactions are on terms not less favorable to the Trust than the terms on which nonaffiliated parties are then making similar loans or performing similar services for comparable entities in the same area and are not entered into on an exclusive basis.''

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

  Pursuant to the terms of the Modification of Stipulation of Settlement (the "Olive Modification") in the Olive Litigation, as more fully discussed in ITEM
3. "LEGAL PROCEEDINGS--Olive Litigation," which became effective on January 11, 1995, certain related party transactions which the Trust may enter into prior to April 28, 1999, require the unanimous approval of the Board of Trustees. In addition, such related party transactions are to be discouraged and may only be entered into in exceptional circumstances and after a determination by the Board of Trustees that the transaction is in the best interests of the Trust and that no other opportunity exists that is as good as the opportunity presented by such transaction.

  The Olive Modification requirements for related party transactions do not apply to direct contractual agreements for services between the Trust and the Advisor or one of its affiliates, (including the Advisory Agreement, the Brokerage Agreement and the property management contracts). These agreements, pursuant to the specific terms of the Olive Modification, require the prior approval by two-thirds of the Trustees of the Trust, and if required, approval by a majority of shareholders. The Olive Modification requirements for related party transactions also do not apply to joint ventures between or among the Trust and IORI, NIRT or TCI or any of their affiliates or subsidiaries and a third party having no prior or intended future business or financial relationship with Gene E. Phillips, William S. Friedman, the Advisor, or any affiliate of such parties. Such joint ventures may be entered into on the affirmative vote of a majority of the Trustees of the Trust.

  An Amendment to the Olive Modification (the "Olive Amendment") was approved by the Court on July 3, 1997. The Olive Amendment requires that additional requirements be met for certain transactions with affiliates ("Affiliated Transaction") prior to April 28, 1999. Independent counsel to the Board must review, advise and report to the Board of Trustees on any Affiliated Transaction prior to its consideration and approval by the Board of Trustees and the Board of Trustees must unanimously approve the transaction after receiving independent counsel's advice and report. In addition, a notice must be given to the plaintiffs' counsel at least 10 days prior to the closing of the transaction and during such 10 day period plaintiffs' counsel is entitled to seek a Court order prohibiting consummation of the transaction. Neither BCM nor any of its affiliates may receive any fees or commissions in connection with an Affiliated Transaction.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

  1. Consolidated Financial Statements

    Report of Independent Certified Public Accountants

    Consolidated Balance Sheets--December 31, 1998 and 1997

    Consolidated Statements of Operations--Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Shareholders' Equity--Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

    Schedule III--Real Estate and Accumulated Depreciation

    Schedule IV--Mortgage Loans on Real Estate

  All other schedules are omitted because they are not applicable or because the required information is shown in the Consolidated Financial Statements or the notes thereto.

  3. Exhibits

  The following documents are filed as Exhibits to this report:

 Exhibit
 Number                                Description
 -------                               -----------
   3.0   Second Amended and Restated Declaration of Trust (incorporated by reference to the Registrant's Current Report on Form 8-K dated August
         14, 1987).
   3.1   Amendment No. 1 to Second Amended and Restated Declaration of Trust,
         (incorporated by reference to the Registrant's Current Report on Form
         8-K dated July 5, 1989) reporting change in name of Trust.
   3.2   Amendment No. 2 to Second Amended and Restated Declaration of Trust
         (incorporated by reference to the Registrant's Current Report on Form
         8-K dated March 22, 1990) reporting deletion of liquidation provision.
   3.3   Amendment No. 3 to Second Amended and Related Declaration of Trust
         (incorporated by reference to the Registrant's Current Report on Form
         8-K dated May 31, 1996) reporting the repeal of the limitation on the period of time equity securities may be held and repeal on the limitation on investments in unimproved, non-income producing properties.
   3.4   Restated Trustees' Regulations dated as of April 21, 1989
         (incorporated by reference to the Current Report on Form 8-K dated
         March 24, 1989).
  10.0   Advisory Agreement dated as of March 7, 1995, between Continental
         Mortgage and Equity Trust and Basic Capital Management, Inc.,
         (incorporated by reference to Exhibit No. 10.0 to the Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1995).
  10.1   Advisory Agreement dated as of October 15, 1998, between Continental
         Mortgage and Equity Trust and Basic Capital Management, Inc.
         (incorporated by reference to Exhibit No. 10.0 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1998).
  27.0   Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K:

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Continental Mortgage and Equity
                                          Trust

                                                 /s/ Randall M. Paulson
                                          By: _________________________________
                                                     Randall M. Paulson
                                                         President

Dated: March 25, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and    March 25, 1999
______________________________________  Trustee
            Ted P. Stokely

      /s/ Richard W. Douglas           Trustee                      March 25, 1999
______________________________________
          Richard W. Douglas

                                       Trustee
______________________________________
           Larry E. Harley

     /s/ R. Douglas Leonhard           Trustee                      March 25, 1999
______________________________________
         R. Douglas Leonhard

         /s/ Murray Shaw               Trustee                      March 25, 1999
______________________________________
             Murray Shaw

       /s/ Martin L. White             Trustee                      March 25, 1999
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Trustee                      March 25, 1999
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President     March 25, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                          ANNUAL REPORT ON FORM 10-K

                     For the Year Ended December 31, 1998



Exhibit
Number                          Description                             Page
-------                      ----------------                         --------

  27.0      Financial Data Schedule.