Form 10-K405/A
period 1998-12-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1999-05-12
CIK 319416

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Form 10-K/A amends the Registrant's annual report on Form 10-K for the year ended December 31, 1998 in its entirety.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                                                                          Page
                                                                          ----
                                    PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................    6

 Item 3.  Legal Proceedings.............................................   15

 Item 4.  Submission of Matters to a Vote of Security Holders...........   16

                                    PART II

 Item 5.  Market for Registrant's Shares of Beneficial Interest and
           Related Shareholder Matters..................................   16

 Item 6.  Selected Financial Data.......................................   17

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   18

 Item 7A. Quantitative and Qualitative Disclosures Regarding Market
           Risk.........................................................   23

 Item 8.  Financial Statements and Supplementary Data...................   24

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   54

                                   PART III

 Item 10. Trustees, Executive Officers and Advisor of the Registrant....   54

 Item 11. Executive Compensation........................................   60

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   62

 Item 13. Certain Relationships and Related Transactions................   62

                                    PART IV

 Item 14. Exhibits, Consolidated Financial Statements, Schedules and
           Reports on Form 8-K..........................................   65

 Signature Page..........................................................  66

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

  The Trust's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices, and the affect of the changes on the future operations of the Trust. The Trust manages its market risk by matching the property's anticipated net operating income to an appropriate financing.

  The following table contains only those exposures that existed at December 31, 1998. Anticipation of exposures of risk on positions that could possibly arise was not considered. The Trust's ultimate interest rate risk and its affect on the operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars are in thousands.

Assets
Trading Instruments-
 Equity Price Risk
  Marketable securities
   at market value                                                              $14,417
Non-trading Instruments-
 Equity Price Risk
Notes receivable
Fixed interest rate-fair
 value                                                                         $  3,799
                           1999     2000     2001     2002   2003   Thereafter  Total
                          -------  -------  -------  ------  -----  ---------- --------
  Instrument's
   maturities             $ 1,500  $   --   $   --   $  143  $ --    $   744   $  2,387
  Instrument's
   amortization.........      122      129      139     136    133       502      1,161
   Interest.............      193      186      176     154    145       583      1,437
   Average rate.........      9.1%    10.0%    10.2%   10.2%  10.2%     10.2%
Liabilities
Non-trading Instruments-
 Equity Price Risk
Notes payable
  Variable interest
   rate-fair value                                                              $29,892
                           1999     2000     2001     2002   2003   Thereafter  Total
                          -------  -------  -------  ------  -----  ---------- --------
  Instrument's
   maturities             $27,000  $   --   $   --   $  --   $ --    $   983   $ 27,983
  Instrument's
   amortization.........       99      117      126     136    147       975      1,600
   Interest.............      606      257      248     238    227       936      2,512
   Average rate.........      7.0%    12.8%    10.7%   10.8%  11.1%     10.0%
Fixed interest rate-fair
 value                                                                         $200,881
                           1999     2000     2001     2002   2003   Thereafter  Total
                          -------  -------  -------  ------  -----  ---------- --------
  Instrument's
   maturities             $ 8,895  $36,072  $43,447  $5,067  $ 225   $86,290   $179,996
  Instrument's
   amortization.........    2,111    2,118    1,948   1,938  2,095    13,200     23,410
   Interest.............   16,408   14,275    9,876   7,967  7,727    22,952     79,205
   Average rate.........      8.6%     8.6%     8.5%    8.1%   8.1%      8.1%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Continental Mortgage and Equity Trust
Report of Independent Certified Public Accountants.......................   26
Consolidated Balance Sheets--December 31, 1998 and 1997..................   27
Consolidated Statements of Operations--Years Ended December 31, 1998,
 1997 and 1996...........................................................   28
Consolidated Statements of Shareholders' Equity--Years Ended December 31,
 1998, 1997 and 1996.....................................................   29
Consolidated Statements of Cash Flows--Years Ended December 31, 1998,
 1997 and 1996...........................................................   30
Notes to Consolidated Financial Statements...............................   32
Schedule III--Real Estate and Accumulated Depreciation...................   47
Schedule IV--Mortgage Loans on Real Estate...............................   52

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

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

                                                           Cost
                                                       Capitalized
                                                        Subsequent      Gross Amounts of Which
                                     Initial Cost     to Acquisition    Carried at End of Year
                                 -------------------- -------------- -----------------------------
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
  New Orleans, LA
                             Life On Which
                             Depreciation
                               in Latest
                               Statement
                      Date   of Operations
 roperty/LocationP  Acquired  is Computed
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
                      ========      =======   ========      =======       =======   ========   ========   =======
                             Life On Which
                             Depreciation
                               in Latest
                               Statement
                      Date   of Operations
 roperty/LocationP  Acquired  is Computed
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

Dated: May 12, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Ted P. Stokely             Chairman of the Board and     May 12, 1999
______________________________________  Trustee
            Ted P. Stokely

      /s/ Richard W. Douglas           Trustee                       May 12, 1999
______________________________________
          Richard W. Douglas

       /s/ Larry E. Harley             Trustee                       May 12, 1999
______________________________________
           Larry E. Harley

     /s/ R. Douglas Leonhard           Trustee                       May 12, 1999
______________________________________
         R. Douglas Leonhard

         /s/ Murray Shaw               Trustee                       May 12, 1999
______________________________________
             Murray Shaw

       /s/ Martin L. White             Trustee                       May 12, 1999
______________________________________
           Martin L. White

       /s/ Edward G. Zampa             Trustee                       May 12, 1999
______________________________________
           Edward G. Zampa

      /s/ Thomas A. Holland            Executive Vice President      May 12, 1999
______________________________________  and Chief Financial
          Thomas A. Holland             Officer (Principal
                                        Financial and Accounting
                                        Officer)