Form 10-Q
period 1999-03-31
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1999-05-14
CIK 319416

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999
                                                  --------------


                         Commission File Number 0-10503
                                                -------


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                 ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            California                                    94-2738844
  -------------------------------               ------------------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)



  10670 North Central Expressway, Suite 300, Dallas, TX           75231
  ----------------------------------------------------------------------------
  (Address of Principal Executive Offices)                      (Zip Code)


                                (214) 692-4700
                       --------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Shares of Beneficial Interest,
       no par value                                        4,022,342
------------------------------                ----------------------------------
         (Class)                                (Outstanding at April 30, 1999)

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

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



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS



                                                       March 31,  December 31,
                                                         1999         1998
                                                       ---------  ------------
(dollars in thousands)

                                    Assets
                                    ------

Notes and interest receivable
 Performing..........................................   $    674      $  2,069
 Nonperforming.......................................          -         1,257
                                                        --------      --------
                                                             674         3,626

Less - allowance for estimated losses................      (250)         (250)
                                                        --------      --------
                                                             424         3,376

Foreclosed real estate held for sale, net of
 accumulated depreciation ($698 in 1999 and 1998)....      3,325         3,325

Real estate held for investment, net of accumulated
 depreciation ($27,667 in 1999 and $25,590 in 1998)      298,285       294,227
Investment in marketable equity securities of
 affiliate, at market................................     13,759        14,417
Cash and cash equivalents............................        723         2,156
Other assets (including $243 in 1999 and $1,251 in
 1998 from affiliates)...............................     14,899        16,287
                                                        --------      --------
                                                        $331,415      $333,788
                                                        ========      ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued

                                                        March 31,   December 31,
                                                          1999          1998
                                                      ------------ -------------
                                                        (dollars in thousands)
      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities

Notes and interest payable..........................    $ 235,291    $ 233,693
Other liabilities (including $1,771 in 1999 and
 $1,295 in 1998 to affiliates)......................       11,676       12,742
                                                        ---------    ---------

                                                          246,967      246,435

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
 authorized shares, unlimited; issued and out-
 standing, 4,021,180 shares in 1999 and 4,021,181
 shares in 1998.....................................        8,054        8,054
Paid-in capital.....................................      257,093      257,093
Accumulated distributions in excess of accumulated
 earnings...........................................    (193,100)    (190,906)
Net unrealized gains on marketable equity
 securities.........................................       12,401       13,112
                                                        ---------    ---------

                                                           84,448       87,353
                                                        ---------    ---------

                                                        $ 331,415    $ 333,788
                                                        =========    =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months
                                                       Ended March 31,
                                                   ----------------------
                                                      1999        1998
                                                   ----------  ----------
                                                   (dollars in thousands,
                                                     except per share)

Revenues
  Rents..........................................  $   16,541  $   14,810
  Interest.......................................          96         231
                                                   ----------  ----------
                                                       16,637      15,041

Expenses
  Property operations............................       9,743       8,477
  Interest.......................................       5,471       5,084
  Depreciation...................................       2,076       2,085
  Advisory fee to affiliate......................         625         564
  Net income fee to affiliate....................           -         291
  General and administrative.....................         518         604
                                                   ----------  ----------
                                                       18,435      17,105
                                                   ----------  ----------

(Loss) from operations...........................      (1,798)     (2,064)

Equity in income of partnerships.................          56          35
Gain on sale of real estate and note receivable           152       5,616
                                                   ----------  ----------

Net income (loss)................................  $   (1,590) $    3,587
                                                   ==========  ==========
Earnings per share
Net income (loss)..............................    $     (.40) $      .89
                                                   ==========  ==========

Weighted average shares of beneficial interest
  used in computing earnings per share.........     4,021,180   4,013,236
                                                   ==========  ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                         Accumulated
                                                        Shares of                        Distributions  Accumulated
                                                   Beneficial Interest                   in Excess of      Other
                                               --------------------------    Paid-in     Accumulated   Comprehensive  Shareholders'
                                                  Shares        Amount       Capital      Earnings        Income         Equity
                                               ------------  ------------  -----------  -------------  -------------  -------------

                                                                      (dollars in thousands, except per share)
Balance, January 1, 1999..................        4,021,181  $      8,054  $   257,093  $    (190,906) $      13,112  $      87,353


Comprehensive Income

 Net (loss)...............................             -             -            -            (1,590)          -            (1,590)


 Unrealized (losses) on marketable
  equity securities.......................             -             -            -              -              (711)          (711)

                                                                                                                      -------------

                                                                                                                             (2,301)


Fractional share of beneficial interest
 acquired.................................               (1)         -            -              -              -              -


Distributions ($.15 per share)............             -             -            -              (604)          -              (604)

                                               ------------  ------------  -----------  -------------  -------------  -------------


Balance, March 31, 1999...................        4,021,180  $      8,054  $   257,093  $    (193,180) $      12,401  $      84,448
                                               ============  ============  ===========  =============  =============  =============



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Three Months
                                                         Ended March 31,
                                                     ----------------------
                                                        1999        1998
                                                     ---------   ----------
                                                     (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected..................................  $ 16,820     $ 14,782
   Interest collected...............................        96          223
   Interest paid....................................    (5,135)      (4,548)
   Payments for property operations.................   (11,429)     (11,775)
   General and administrative expenses paid.........      (505)        (588)
   Advisory, net income and incentive sales fees
    paid (to)/refunded by affiliate.................       355         (662)
   Distributions from partnerships' operating cash
    flow............................................        88           21
   Other............................................       173          (35)
                                                      --------     --------

      Net cash provided by (used in) operating
        activities..................................       463       (2,582)


Cash Flows from Investing Activities
   Acquisitions of real estate......................      (273)     (25,653)
   Real estate improvements.........................    (1,312)        (745)
   Deposits on pending acquisitions and financings..      (128)        (495)
   Deposits on proposed merger......................       (75)        -
   Proceeds from sale of real estate................      -          14,004
   Collections on notes receivable..................        20           26
   Proceeds from sale of note receivable............     1,452         -
                                                      --------     --------

      Net cash (used in) investing activities.......      (316)     (12,863)


Cash Flows from Financing Activities
   Proceeds from notes payable......................    10,108       47,912
   Payments on notes payable........................   (11,082)     (26,115)
   Deferred financing costs.........................      (478)      (1,415)
   Advances from affiliate..........................       476            -
   Distributions to shareholders....................      (604)        (601)
   Repurchase of shares of beneficial interest......      -            (240)
                                                      --------     --------

      Net cash provided by (used in) financing
       activities...................................    (1,580)      19,541
                                                      --------     --------

Net increase (decrease) in cash and cash
   equivalents......................................    (1,433)        ,096
Cash and cash equivalents, beginning of period......     2,156        3,088
                                                      --------     --------

Cash and cash equivalents, end of period............  $    723     $  7,184
                                                      ========     ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ---------   ----------
                                                         (dollars in thousands)
Reconciliation of net income (loss) to net cash
      provided by (used in) operating activities

Net income (loss)....................................... $  (1,590)  $    3,587
Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
      Gain on sale of real estate and note receivable...      (152)     (5,616)
      Depreciation......................................     2,076       2,085
      Equity in (income) of partnerships................       (56)        (35)
 (Increase) in interest receivable......................      -             (9)
 Decrease in other assets...............................     2,196         587
 (Decrease) in other liabilities........................    (2,141)     (3,219)
 Increase in interest payable...........................        42          17
      Distributions from partnerships' operating cash
             flow.......................................        88          21
                                                         ---------   ---------
      Net cash provided by (used in) operating
             activities................................. $     463   $  (2,582)
                                                         =========   =========
Noncash investing and financing activities

      Notes payable from acquisition of real estate..... $   2,700   $    -

      Unrealized gains (losses) on marketable equity
             securities.................................      (711)        589


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

NOTE 2.  MORTGAGE NOTES RECEIVABLE
----------------------------------

In February 1999, the Trust sold, to the underlying lienholder, its mortgage note receivable secured by the Cypress Creek Office Building in Ft. Lauderdale, Florida, for $1.6 million, receiving net cash of $111,000 after paying off $1.4 million in mortgage debt and the payment of various closing costs. The purchaser has no recourse to the Trust if the note should not be collected in full. A gain of $152,000 was recognized on the sale.

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club in Dallas, Texas. The note matured in October 1998. The Trust had also guaranteed the underlying first lien mortgage secured by the property, which also matured in October 1998. The Trust ceased recognizing interest income on the note in June 1996. In February 1999, the Trust obtained ownership of the partnership that owns the property. The partnership refinanced the property in the amount $2.7 million, receiving no net cash after paying off the matured $2.6 million first lien and the payment of various closing costs. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $23,000 and matures in February 2004. The Trust incurred no loss as the fair value of the property exceeded the carrying value of the Trust's note receivable and assumed first lien mortgage. The Club is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

NOTE 3.  REAL ESTATE
--------------------

In January 1999, the Trust purchased a ground lease under the 1010 Common Office Building for $273,000 in cash, including a real estate brokerage commission of $10,000 paid to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor, and an acquisition fee of $3,000 paid to BCM.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  NOTES PAYABLE
----------------------

In March 1999, the Trust refinanced the mortgage debt secured by the Eagle Rock Apartments in Los Angeles, California, in the amount of $3.3 million, paying net cash of $83,000 to pay off $3.3 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $33,000 to BCM. The new mortgage bears interest at 7.33% per annum, requires monthly payments of principal and interest of $22,609 and matures in April 2009.

Also in March 1999, the Trust refinanced the mortgage debt secured by the Trails of Windfern Apartments in Houston, Texas, in the amount of $3.8 million, receiving net cash of $414,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $38,000 to BCM. The new mortgage bears interest at 7.23% per annum, requires monthly payments of principal and interest of $25,871 and matures in April 2009.

Further in March 1999, the Trust refinanced the mortgage debt secured by the Ashley Crest Apartments in Houston, Texas, in the amount of $2.9 million, receiving net cash of $54,000 after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $29,000 to BCM. The new mortgage bears interest at 7.12% per annum, requires monthly payments of principal and interest of $19,191 and matures in April 2009.

NOTE 5.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the Trust's operating segments as compared to the Trust's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of its operating segments and allocates resources to them based on their net operating income and cash flow. The Trust based reconciliation of expenses that are not reflected in the segments is $518,000 and $604,000 for the three months ended March 31, 1999 and 1998, respectively, of administrative expenses. There are no intersegment revenues and expenses and the Trust conducts all of its business within the United States.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  OPERATING SEGMENTS (Continued)
-------  ------------------

Presented below are the Trust's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                                          Commercial
  1999                           Land     Properties  Apartments   Total
--------                       ---------  ----------  ----------  --------
Rents........................  $     -    $    7,180    $  9,361  $ 16,541
Property operating expenses..        125       4,048       5,570     9,743
                               ---------  ----------  ----------  --------
Net operating income (loss)..  $    (125) $    3,132  $    3,791  $  6,798
                               =========  ==========  ==========  ========

Depreciation.................  $     -    $    1,188  $      888  $  2,076
Interest on debt.............        405       2,476       2,489     5,370
Real estate improvements.....        -         1,239          73     1,312
Segment assets...............     26,239     148,450     126,921   301,610

  1998
--------
Rents........................  $       5  $    6,228  $    8,577  $ 14,810
Property operating expenses..         95       2,992       5,390     8,477
                               ---------  ----------  ----------  --------
Net operating income (loss)..  $     (90) $    3,236  $    3,187  $  6,333
                               =========  ==========  ==========  ========

Depreciation.................  $     -      $  1,319    $    766  $  2,085
Interest on debt.............        197       1,319       2,370     5,024
Real estate improvements.....        -           455         290       745
Segment assets...............     20,277     145,121     116,095   281,493

Property sales:

                                          Commercial
                                           Property    Apartment    Total
                                          ----------  ----------  --------
Sales price.............................  $    2,050  $   12,125  $ 14,175
Cost of sales...........................       2,050       6,509     8,559
                                          ----------  ----------  --------
Gain on sales...........................  $      -    $    5,616  $  5,616
                                          ==========  ==========  ========

NOTE 6.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

NOTE 7.  SUBSEQUENT EVENTS
--------------------------

In April 1999, the Trust refinanced the mortgage debt secured by the Brookfield Corporate Center in Chantilly, Virginia, in the amount of $2.9 million, receiving net cash of $62,000 after paying off $2.7 million in mortgage debt and the payment of various costs, including a mortgage brokerage and equity refinancing fee of $29,000 to BCM. The new mortgage bears interest at 7.71% per annum, requires monthly payments of principal and interest of $21,678 and matures in May 2009.

Also in April 1999, the Trust sold the 74,000 sq. ft. 3400 Carlisle Office Building in Dallas, Texas, for $6.1 million, receiving net cash

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.  SUBSEQUENT EVENTS (Continued)
--------------------------

of $1.1 million after paying off $4.6 million in mortgage debt, including a $166,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $193,000 to Carmel Realty. A gain will be recognized on the sale.

Further in April 1999, the Trust refinanced the mortgage debt secured by the Fountain Lake Apartments in Texas City, Texas, in the amount of $2.6 million, receiving net cash of $89,000 after paying off $2.4 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $26,000 to BCM. The new mortgage bears interest at 7.56% per annum, requires monthly payments of principal and interest of $19,018 and matures in May 2002.

In May 1999, the Trust sold the 104,001 sq. ft. Hampton Court Office Building in Dallas, Texas, for $11.3 million, receiving net cash of $5.6 million after paying off $6.2 million in mortgage debt, including a $252,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $281,000 to Carmel Realty. A gain will be recognized on the sale.

                              -------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Introduction
------------

The Trust invests in real estate through direct ownership and partnerships and invests in mortgage loans, including first, wraparound and junior mortgage loans. The Trust was organized on August 27, 1980 and commenced operations on December 3, 1980.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $723,000 at March 31, 1999, compared to $2.2 million at December 31, 1998. The principal reasons for the decrease in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales and borrowings. Management expects that net cash provided by operating activities and from external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs in 1999, including, but not limited to, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $5.4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

million in the first quarter of 1999 from $3.0 million in the first quarter of 1998. Of this net increase, $268,000 was due to the acquisition of three income producing properties in 1998 and one property in 1999, $1.6 million was due to the payment in 1998 of expenses accrued at December 31, 1997, and $411,000 was due to increased occupancy rates at the Trust's commercial and residential properties. These increases were partially offset by a decrease of $89,000 due to the sale of three commercial properties and an apartment complex in 1998. The Trust's management believes that this trend of increasing cash flow from property operations will continue as it benefits from the properties purchased in 1998 and assuming the economy remains stable or improves.

Interest collected on mortgage notes receivable decreased to $38,000 in 1999 from $69,000 in 1998. The decrease was primarily due to the collection of two notes receivable in 1998 and the sale of five notes receivable in 1998 and one note receivable in 1999. Miscellaneous interest income collected decreased to $58,000 in 1999 from $154,000 in 1998 due to a decrease in short-term investments. Interest is expected to continue to decrease as a source of cash as the Trust has determined that generally, it will not actively seek to originate new mortgage loans other than those resulting from the Trust providing purchase money financing in connection with a property sale.

Interest paid increased to $5.1 million in 1999 from $4.5 million in 1998. This increase was primarily attributable to interest paid on mortgages secured by three leveraged property purchases in 1998; four borrowings in 1998 secured by mortgages on encumbered properties; and interest paid on new notes resulting from the refinancing of four properties in 1998 and three properties in 1999 where the loan balance was increased. Interest paid on notes payable is expected to continue to increase as additional properties are purchased on a leveraged basis and financing is obtained on remaining unencumbered properties.

General and administrative expenses paid decreased to $505,000 in 1999 from $588,000 in 1998. The decrease was due to a decrease in legal fees.

Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by BCM, the Trust's advisor, if the operating expenses of the Trust exceed certain limits specified in the Trust's Declaration of Trust. The Trust received a refund of $981,000 of its 1998 advisory fee in March 1999 as compared to $606,000 of its 1997 advisory fee in March 1998.

In January 1999, the Trust purchased a ground lease under the 1010 Common Office Building for $273,000 in cash.

In February 1999, the Trust sold, to the underlying lienholder, its mortgage note receivable secured by the Cypress Creek Office Building in Ft. Lauderdale, Florida, for $1.6 million, receiving net cash of $111,000 after paying off $1.4 million in mortgage debt and the payment of various closing costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In March 1999, the Trust refinanced the mortgage debt secured by the Eagle Rock Apartments in Los Angeles, California, in the amount of $3.3 million, paying net cash of $83,000 to pay off $3.3 million in mortgage debt and the payment of various closing costs.

Also in March 1999, the Trust refinanced the mortgage debt secured by the Trails of Windfern Apartments in Houston, Texas, in the amount of $3.8 million, receiving net cash of $414,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs.

Further in March 1999, the Trust refinanced the mortgage debt secured by the Ashley Crest Apartments in Houston, Texas, in the amount of $2.9 million, receiving net cash of $54,000 after paying off $2.6 million in mortgage debt and the payment of various closing costs.

In April 1999, the Trust refinanced the mortgage debt secured by the Brookfield Corporate Center in Chantilly, Virginia, in the amount of $2.9 million, receiving net cash of $91,000 after paying off $2.7 million in mortgage debt and the payment of various closing costs.

Also in April 1999, the Trust sold the 3400 Carlisle Office Building in Dallas, Texas, for $6.1 million, receiving net cash of $1.1 million after paying off $4.6 million in mortgage debt, including a $166,000 prepayment penalty, and the payment of various closing costs.

Further in April 1999, the Trust refinanced the mortgage debt secured by the Fountain Lake Apartments in Texas City, Texas, in the amount of $2.6 million, receiving net cash of $89,000 after paying off $2.4 million in mortgage debt and the payment of various closing costs.

In May 1999, the Trust sold the Hampton Court Office Building in Dallas, Texas, for $11.3 million, receiving net cash of $5.6 million after paying off $6.2 million in mortgage debt, including a $252,000 prepayment penalty, and the payment of various closing costs.

In April 1998, the Trust's Board of Trustees authorized the Trust to repurchase a total of 200,000 of its shares of beneficial interest. No shares have been purchased under this authorization.

In the first quarter of 1999, the Trust paid distributions of $.15 per share, or a total of $604,000.

Management reviews the carrying value of the Trust's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Results of Operations
---------------------

The Trust had a net loss of $1.6 million, which includes a gain on sale of a mortgage note receivable of $152,000, in the three months ended March 31, 1999, compared to net income of $3.6 million in the three months ended March 31, 1998, which included a gain on sale of real estate of $5.6 million. Fluctuations in these and other components of the Trust's revenues and expenses between the 1998 and 1999 periods are discussed below.

Rents increased to $16.5 million in the three months ended March 31, 1999 from $14.8 million in 1998. Of this increase, $1.7 million was attributable to the acquisition of one apartment and two commercial properties in 1998 and one commercial property in 1999. The remainder of the increase was due to increased rental and occupancy rates at the Trust's apartments and commercial properties. These increases were partially offset by a decrease of $382,000 due to the sale of three commercial properties and an apartment in 1998. Rents are expected to increase during the remaining quarters of 1999 due to a full year of revenue from properties acquired in 1998 and 1999.

Interest income was $96,000 in the three months ended March 31, 1999 compared to $231,000 in 1998. The decrease was due to the collection of two notes receivable and the sale of five notes receivable in 1998 and the sale of a note receivable in 1999 and by a decrease in short-term investment income. Interest income in the remaining quarters of 1999 is expected to be insignificant.

Property operating expenses increased to $9.7 million in the three months ended March 31, 1999 from $8.5 million in 1998. Of this increase, $1.5 million was due to the acquisition of one apartment and three commercial properties subsequent to March 31, 1998. This increase was partially offset by a decrease of $357,000 due to the sale of three commercial properties and an apartment in 1998. Property operating expenses are expected to increase during the remaining quarters of 1999 due to a full year of operations of properties acquired in 1998 and 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

Interest expense increased to $5.5 million in the three months ended March 31, 1999, from $5.1 million in 1998. Of this increase, $526,000 was due to interest expense recorded on mortgages secured by three leveraged property purchases in 1998 and one in 1999. An additional $195,000 was due to interest expense recorded on borrowings in 1998, secured by mortgages on four previously unencumbered land parcels and the refinancing of four mortgages in 1998 where the loan balance was increased. These increases were partially offset by a decrease of $259,000 due to the sale of three commercial properties and an apartment in 1998 and a decrease of $62,000 due to normal principal amortization and decreases in variable interest rates. Interest expense is expected to increase in the remaining quarters of 1998 as a result of a full year of interest expense on properties acquired or refinanced in 1998 and in the first quarter of 1999.

Depreciation was $2.1 million in the three months ended March 31, 1999, comparable to 1998.

Advisory fee to affiliate increased to $625,000 in the three months ended March 31, 1999, from $564,000 in 1998. This increase is due to an increase in the Trust's gross assets, the basis for the advisory fee, as a result of property acquisitions in 1998. The advisory fee is expected to continue to increase as the Trust makes additional property acquisitions.

The Trust recorded a net income fee of $291,000 in the three months ended March 31, 1998, as a result of the gain on the sale of the Edgewood Apartments of $5.6 million as discussed below. No such fee was earned by the advisor in 1999.

General and administrative expenses decreased to $518,000 in the three months ended March 31, 1999 from $604,000 in 1998. The decrease is due to a decrease in legal expenses.

The Trust's equity in earnings of partnerships of $56,000 in the three months ended March 31, 1999 was comparable to the $35,000 in 1998.

The Trust recognized a gain on the sale of a note receivable of $152,000 in the three months ended March 31, 1999. The Trust recognized a gain on the sale of real estate of $5.6 million on the sale of Edgewood Apartments in the three months ended March 31, 1998.

Tax Matters
-----------

As more fully discussed in the Trust's 1998 Form 10-K, the Trust has elected and in the opinion of management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Tax Matters (Continued)
-----------

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

Inflation
---------

The effects of inflation on the Trust's operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Trust from property sales. To the extent that inflation affects interest rates, the Trust's earnings from short-term investments, the cost of new borrowings, as well as the cost of variable interest rate debt will be affected.

Environmental Matters
---------------------

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

Year 2000
---------

BCM, the Trust's advisor, has informed management that its computer hardware operating system and computer software have been certified as year 2000 compliant.

Further, Carmel Realty Services, Ltd. ("Carmel, Ltd."), an affiliate of BCM that performs property management services for the Trust's properties, has informed management that effective January 1, 1999, it began using year 2000 compliant computer hardware and property management software for the Trust's commercial properties. With regards to the Trust's apartments, Carmel, Ltd. has informed management that its subcontractors are also using year 2000 compliant computer hardware and property management software.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Year 2000 (Continued)
---------

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


                           -------------------------


                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

Olive Litigation. In February 1990, the Trust, together with Income Opportunity Realty Investors, Inc. ("IORI"), National Income Realty Trust and Transcontinental Realty Investors, Inc. ("TCI"), three real estate entities with, at the time, the same officers, directors or trustees and advisor as the Trust, entered into a settlement (the "Settlement") of a class and derivative action entitled Olive et al. v. National Income Realty Trust et al. pending before the United States District Court for the Northern District of California and relating to the operation and management of each of the entities. On April 23, 1990, the court granted final approval of the terms of the Settlement.

On January 27, 1997, the parties entered into an Amendment to the Settlement, effective January 9, 1997 (the "Olive Amendment"). The Olive Amendment provided for the settlement of additional matters raised by plaintiffs' counsel in 1996. The Court issued an order approving the Olive Amendment on July 3, 1997.

-------------------------

The Olive Amendment provided for the addition of four new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Trust, IORI, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations.

Under the Olive Amendment, all shares of the Trust owned by any affiliates were required to be voted at all shareholder meetings of the Trust held until April 28, 1999 in favor of all new members of the Board of Trustees added under the Olive Amendment. The Olive Amendment also required that, until April 28, 1999, all shares of the Trust owned by any affiliates in excess of forty percent (40%) of the Trust's outstanding shares were to be voted in proportion to the votes cast by all non-affiliated shareholders of the Trust.

The Settlement and the Olive Amendment terminated on April 28, 1999.


ITEM 5.  OTHER INFORMATION
--------------------------

On October 25, 1996, the Board of Trustees approved a proposal to convert the Trust from a California business trust into a Nevada corporation. On February 10, 1998, the incorporation proposal was considered by the Board of Trustees and was unanimously approved. However, after evaluating the various alternative methods to accomplish conversion, the Board of Trustees approved a proposed merger of the Trust and TCI, as discussed below.


Proposed Merger with Transcontinental Realty Investors, Inc.
------------------------------------------------------------

On September 25, 1998, the Trust and TCI jointly announced the agreement of their respective Boards for the Trust to be acquired by TCI. Under the proposal, TCI would acquire all of the Trust's outstanding shares of beneficial interest, in a tax free exchange, for shares of TCI's common stock. TCI will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of the Trust. Upon the exchange of shares the Trust would merge into TCI. The share exchange and merger are subject to a vote of shareholders of both entities. Approval requires the vote of a majority of the shareholders holding a majority of the Trust's outstanding shares of beneficial interest. As of April 30, BCM, the Trust's advisor and its affiliates held shares representing approximately 44.7% of the outstanding shares of TCI and approximately 57.4% of the outstanding shares of the Trust. A date for the special meeting of the shareholders to vote on the merger proposal has been set for June
29, 1999. TCI has the same Board and advisor as the Trust.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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



                                       CONTINENTAL MORTGAGE AND EQUITY TRUST



Date:       May 14, 1999               By:    /s/ Randall M. Paulson
     -------------------------            -----------------------------------
                                          Randall M. Paulson
                                          President



Date:       May 14, 1999               By:    /s/ Thomas A. Holland
     -------------------------            -----------------------------------
                                          Thomas A. Holland
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                   For the Three Months Ended March 31, 1999



Exhibit                                                                 Page
Number                           Description                           Number
-------     ---------------------------------------------------        ------

 27.0       Financial Data Schedule.