Form 10-Q
period 1999-06-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1999-08-16
CIK 319416

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999
                                                  -------------



                        Commission File Number 0-10503
                                               -------



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                California                                94-2738844
       --------------------------------                   ---------
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)                Identification No.)



        10670 North Central Expressway, Suite 300, Dallas, TX    75231
       -----------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)


                                (214) 692-4700
                       --------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---



  Shares of Beneficial Interest,
           no par value                                  4,023,467
  ------------------------------            --------------------------------
            (Class)                          (Outstanding at July 31, 1999)

                        PART I.  FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS
------------------------------

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


                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS


                                                       June 30,  December 31,
                                                         1999        1998
                                                       --------  ------------
                                                       (dollars in thousands)

                         Assets
                         ------

Notes and interest receivable
 Performing..........................................  $    656      $  2,069
 Nonperforming.......................................         -         1,557
                                                       --------      --------
                                                            656         3,626

Less - allowance for estimated losses................      (250)         (250)
                                                       --------      --------
                                                            406         3,376

Foreclosed real estate held for sale, net of
 accumulated depreciation ($698 in 1999 and 1998)....     3,325         3,325

Real estate held for investment, net of accumulated
 depreciation ($27,650 in 1999 and $25,590 in 1998)..   278,383       294,227
Investment in marketable equity securities of
 affiliate, at market................................    14,137        14,417
Cash and cash equivalents............................     7,667         2,156
Other assets (including $1,863 in 1999 and $1,251
 in 1998 from affiliates)............................    14,366        16,287
                                                       --------      --------

                                                       $318,284      $333,788
                                                       ========      ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued



                                                       June 30,  December 31,
                                                         1999        1998
                                                      ---------  ------------
                                                      (dollars in thousands)

      Liabilities and Shareholders' Equity
      ------------------------------------

Liabilities
Notes and interest payable..........................  $ 219,518  $ 233,693
Other liabilities (including $245 in 1999 and
 $1,295 in 1998 to affiliates)......................      9,967     12,742
                                                      ---------  ---------

                                                        229,485    246,435

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
 authorized shares, unlimited; issued and out-
 standing, 4,022,341 shares in 1999 and 4,021,181
 shares in 1998.....................................      8,056      8,054
Paid-in capital.....................................    257,107    257,093
Accumulated distributions in excess of accumulated
 earnings...........................................   (189,143)  (190,906)
Net unrealized gains on marketable equity
 securities.........................................     12,779     13,112
                                                      ---------  ---------

                                                         88,799     87,353
                                                      ---------  ---------

                                                      $ 318,284  $ 333,788
                                                      =========  =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                 For the Three Months   For the Six Months
                                     Ended June 30,        Ended June 30,
                                 --------------------   ------------------
                                    1999       1998       1999       1998
                                  -------    -------    -------    -------
                                  (dollars in thousands, except per share)

Revenues
  Rents.........................$  17,351  $  15,938  $  33,892  $  30,748
  Interest......................       29        140        125        371
                                ---------  ---------  ---------  ---------
                                   17,380     16,078     34,017     31,119

Expenses
  Property operations...........    9,363      8,957     19,106     17,434
  Interest......................    5,327      5,073     10,800     10,157
  Depreciation..................    2,011      1,984      4,087      4,069
  Advisory fee to affiliate.....      619        642      1,244      1,206
  Net income fee to affiliate...      242        (93)       242        198
  General and administrative....      844        535      1,362      1,139
                                ---------  ---------  ---------  ---------
                                   18,406     17,098     36,841     34,203
                                ---------  ---------  ---------  ---------

(Loss) from operations..........   (1,026)    (1,020)    (2,824)    (3,084)

Equity in income of
  partnerships..................       55         35        111         70
Gains <loss> on sale of real
  estate and note receivable....    5,531       (154)      5,683      5,462
                                ---------  ---------  ---------  ---------

Net income <loss>.............  $   4,560  $  (1,139) $   2,970  $   2,448
                                =========  =========  =========  =========


Earnings per share
     Net income <loss>..........  $  1.13    $  (.28)   $   .74    $   .61
                                =========  =========  =========  =========


Weighted average shares of
     beneficial interest used
     in computing earnings
     per share                  4,022,006  4,007,538  4,021,591  4,010,342
                                =========  =========  =========  =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Accumulated
                                                        Shares of                      Distributions  Accumulated
                                                   Beneficial Interest                 in Excess of      Other
                                                 -----------------------   Paid-in     Accumulated   Comprehensive  Shareholders'
                                                    Shares      Amount     Capital      Earnings        Income        Equity
                                                 ------------  ---------   -------     ------------- -------------  -------------
                                                                (dollars in thousands, except per share)

Balance, January 1,
 1999........................................     4,021,181    $  8,054    $ 257,093    $(190,906)     $ 13,112      $  87,353


Comprehensive Income

 Net income..................................             -           -            -        2,970             -          2,970

 Unrealized <losses>
  on marketable equity
  securities.................................             -           -            -            -          (333)          (333)
                                                                                                                     ---------
                                                                                                                         2,637

Shares of beneficial
 interest sold under
 dividend reinvestment
 plan........................................         1,162           2           14            -             -             16

Fractional shares of
 beneficial interest
 acquired....................................           (2)           -            -            -             -              -

Distributions ($.30
     per share)...........                               -            -            -       (1,207)            -         (1,207)
                                                 ---------      --------   ---------    ---------      --------      ---------


Balance, June 30, 1999.                          4,022,341     $  8,056    $ 257,107    $(189,143)     $ 12,779      $  88,799
                                                 =========     ========    =========    =========      ========      =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Six Months
                                                        Ended June 30,
                                                      ------------------
                                                        1999      1998
                                                      --------  --------
                                                    (dollars in thousands)
Cash Flows from Operating Activities
   Rents collected..................................  $ 33,700  $ 30,685
   Interest collected...............................       140       266
   Interest paid....................................   (10,276)   (9,346)
   Payments for property operations.................   (18,968)  (19,955)
   General and administrative expenses paid.........    (1,170)   (1,087)
   Advisory, net income and incentive sales fees
    paid to affiliate...............................      (261)   (1,608)
   Distributions from partnership's operating cash
    flow............................................        88        80
   Other............................................       507       532
                                                      --------  --------

    Net cash provided by (used in) operating
     activities.....................................     3,760      (433)


Cash Flows from Investing Activities
   Acquisition of real estate.......................      (273)  (39,975)
   Real estate improvements.........................    (3,749)   (2,486)
   Proceeds from sale of real estate................    26,060    14,119
   Sale of notes receivable.........................     1,452       304
   Collections on notes receivable..................        36       350
   Deposits on pending acquisitions and financings..      (433)     (175)
                                                      --------  --------

    Net cash (used in) investing activities.........    23,093   (27,863)


Cash Flows from Financing Activities
   Distributions to shareholders....................    (1,207)   (1,203)
   Proceeds from notes payable......................    20,019    63,273
   Payments on notes payable........................   (36,447)  (27,835)
   Deferred financing costs.........................      (817)   (1,873)
   Reimbursements to affiliate......................    (2,906)   (1,812)
   Repurchase of shares of beneficial interest......         -      (240)
   Shares of beneficial interest sold under
    dividend reinvestment program...................        16       101
                                                      --------  --------

  Net cash provided by (used in) financing
     activities.....................................   (21,342)    30,411
                                                      --------  --------


Net increase in cash and cash equivalents...........     5,511     2,115
Cash and cash equivalents, beginning of period......     2,156     3,088
                                                      --------  --------

Cash and cash equivalents, end of period............  $  7,667  $  5,203
                                                      ========  ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                         For the Six Months
                                                            Ended June 30,
                                                          -----------------
                                                             1999     1998
                                                           -------  -------
                                                        (dollars in thousands)
Reconciliation of net income to net cash provided
      by (used in) operating activities
Net income...............................................  $ 2,970  $ 2,448
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
 Depreciation............................................    4,087    4,069
 Gain on sale of real estate and note receivable.........   (5,683)  (5,462)
 Distributions from partnership's operating cash
   flow..................................................       88       80
Equity in (income) of partnerships.......................     (111)     (70)
 (Increase) decrease in interest receivable..............       20      (70)
 Decrease in other assets................................    2,135      979
 Increase (decrease) in other liabilities................      332   (2,445)
 Increase in interest payable............................      (78)      38
                                                           -------  -------

             Net cash provided by (used in) operating
                    activities...........................  $ 3,760  $  (433)
                                                           =======  =======


Noncash investing and financing activities

      Notes payable from acquisition of real estate...     $ 2,700  $    -

      Unrealized gains (losses) on marketable equity
             securities...............................        (333)    502

      Note receivable from sale of real estate........           -     467



The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

NOTE 2.   MORTGAGE NOTES RECEIVABLE
-----------------------------------

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

In February 1996, the Trust funded a $1.5 million second lien mortgage secured by the Signature Athletic Club Building in Dallas, Texas. The note matured in October 1998. The Trust had also guaranteed the underlying first lien mortgage secured by the property, which also matured in October 1998. The Trust ceased recognizing interest income on the note in June 1996. In February 1999, the Trust obtained ownership of the partnership that owns the property. The partnership refinanced the property in the amount $2.7 million, receiving no net cash after paying off the matured $2.6 million first lien and the payment of various closing costs. The mortgage bears interest at 8.5% per annum, requires monthly payments of principal and interest of $23,000 and matures in February 2004. The Trust incurred no loss as the fair value of the property exceeded the carrying value of the Trust's note receivable and assumed first lien mortgage. The property is included in real estate held for investment in the accompanying Consolidated Balance Sheet.

NOTE 3.   REAL ESTATE
---------------------

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

In April 1999, the Trust sold the 74,000 sq. ft. 3400 Carlisle Office Building in Dallas, Texas, for $6.1 million, receiving net cash

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3.   REAL ESTATE (Continued)
---------------------

of $1.1 million after paying off $4.6 million in mortgage debt, including a $166,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $193,000 to Carmel Realty. A gain of $48,000 was recognized on the sale.

In May 1999, the Trust sold the 104,001 sq. ft. Hampton Court Office Building in Dallas, Texas, for $11.3 million, receiving net cash of $5.6 million after paying off $6.2 million in mortgage debt, including a $252,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $281,000 to Carmel Realty. A gain of $2.3 million was recognized on the sale.

In June 1999, the Trust sold the 57 unit Pierce Tower Apartments in Denver, Colorado, for $3.8 million, receiving net cash of $1.5 million after paying off $1.9 million in mortgage debt, including a $20,000 prepayment penalty, and the payment of various closing costs, including a real estate brokerage commission of $133,000 to Carmel Realty. A gain of $1.0 million was recognized on the sale.

Also in June 1999, the Trust sold the 208,386 sq. ft. Northgate Industrial Warehouse in Marietta, Georgia, for $6.7 million, receiving net cash of $1.9 million after the payment of various closing costs, including a real estate brokerage commission of $205,000 to Carmel Realty, and the purchaser's assumption of the $4.6 million mortgage secured by the property. A gain of $2.2 million was recognized on the sale.

NOTE 4.   NOTES PAYABLE
-----------------------

In March 1999, the Trust refinanced the mortgage debt secured by the 99 unit Eagle Rock Apartments in Los Angeles, California, in the amount of $3.3 million, paying net cash of $83,000 to pay off $3.3 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $33,000 to BCM. The new mortgage bears interest at 7.33% per annum, requires monthly payments of principal and interest of $22,609 and matures in April 2009.

Also in March 1999, the Trust refinanced the mortgage debt secured by the 240 unit Trails of Windfern Apartments in Houston, Texas, in the amount of $3.8 million, receiving net cash of $414,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $38,000 to BCM. The new mortgage bears interest at 7.23% per annum, requires monthly payments of principal and interest of $25,871 and matures in April 2009.

Further in March 1999, the Trust refinanced the mortgage debt secured by the 168 unit Ashley Crest Apartments in Houston, Texas, in the amount of $2.9 million, receiving net cash of $54,000 after paying off $2.6

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.   NOTES PAYABLE (Continued)
-----------------------

million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $29,000 to BCM. The new mortgage bears interest at 7.12% per annum, requires monthly payments of principal and interest of $19,191 and matures in April 2009.

In April 1999, the Trust refinanced the mortgage debt secured by the 63,504 sq. ft. Brookfield Corporate Center in Chantilly, Virginia, in the amount of $2.9 million, receiving net cash of $62,000 after paying off $2.7 million in mortgage debt and the payment of various costs, including a mortgage brokerage and equity refinancing fee of $29,000 to BCM. The new mortgage bears interest at 7.71% per annum, requires monthly payments of principal and interest of $21,678 and matures in May 2009.

Also in April 1999, the Trust refinanced the mortgage debt secured by the 166 unit Fountain Lake Apartments in Texas City, Texas, in the amount of $2.6 million, receiving net cash of $89,000 after paying off $2.4 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $26,000 to BCM. The new mortgage bears interest at 7.56% per annum, requires monthly payments of principal and interest of $19,018 and matures in May 2002.

In June 1999, the Trust refinanced the mortgage debt secured by the 190 unit El Chaparral Apartments in San Antonio, Texas, in the amount of $4.3 million, receiving net cash of $1.5 million after paying off $2.6 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $43,000 to BCM. The new mortgage bears interest at 8.0% per annum, requires monthly payments of principal and interest of $31,405 and matures in July 2009.


NOTE 5.   OPERATING SEGMENTS
----------------------------

Significant differences among the accounting policies of the Trust's operating segments as compared to the Trust's consolidated financial statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. The Trust based reconciliation of expenses that are not reflected in the segments is $1.4 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively, of administrative expenses. There are no intersegment revenues and expenses and the Trust conducts all of its business within the United States.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.   OPERATING SEGMENTS (Continued)
----------------------------

Presented below is the operating income of each of the Trust's reportable operating segments for the six months ended June 30, and each segment's assets at June 30.

                                           Commercial
    1999                          Land     Properties  Apartments   Total
------------                   ----------  ----------  ----------  --------
Rents........................  $        -    $ 14,902    $ 18,990  $ 33,892
Property operating expenses..         126       8,318      10,662    19,106
                                  -------    --------    --------  --------
Operating income (loss)......  $     (126)   $  6,584    $  8,328  $ 14,786
                                  =======    ========    ========  ========

Depreciation.................  $        -    $  2,314    $  1,773  $  4,087
Interest on debt.............         818       4,763       4,964    10,548
Real estate improvements.....           1       3,636         112     3,749
Assets.......................      26,240     131,970     123,498   281,708
Property sales:
                                            Commercial
                                            Properties  Apartments  Total
                                            ----------  ---------- --------
 Sales price.................                $ 24,162    $  3,750  $ 27,912
 Cost of sales...............                  19,632       2,749    22,381
                                             --------    --------  --------
 Gain on sales...............                $  4,530    $  1,001  $  5,531
                                             ========    ========  ========
                                           Commercial
    1998                          Land     Properties  Apartments   Total
------------                   ----------  ----------  ----------  --------

Rents........................  $        5    $ 12,922    $ 17,821  $ 30,748
Property operating expenses..          94       6,569      10,771    17,434
                               ----------    --------    --------  --------
Operating income <loss>......  $     (89)    $  6,353    $  7,050  $ 13,314
                               ==========    ========    ========  ========

Depreciation.................  $        -    $  2,436    $  1,633  $  4,069
Interest on debt.............         404       4,348       4,494     9,246
Real estate improvements.....           -       1,778         708     2,486
Assets.......................      20,909     144,861     128,489   294,619
Property sales:
                                            Commercial
                                            Properties  Apartments  Total
                                            ----------  ---------- --------
Sales price..................                $  2,620    $ 12,125  $ 14,745
Cost of sales................                   2,794       6,509     9,283
                                             --------    --------  --------
Gain <loss> on sales.........                $   (154)   $  5,616  $  5,462
                                             ========    ========  ========

NOTE 6.   COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Trust is involved in various lawsuits arising in the ordinary course of business. Management of the Trust is of the opinion that the outcome of these lawsuits would have no material impact on the Trust's financial condition, results of operations or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Introduction
------------

The Trust invests in real estate through direct ownership and partnerships and invests in mortgage loans, including first, wraparound and junior mortgage loans. The Trust was organized on August 27, 1980, and commenced operations on December 3, 1980.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $7.7 million at June 30, 1999, compared to $2.2 million at December 31, 1998. The principal reasons for the increase in cash are discussed in the paragraphs below.

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

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $14.7 million in the six months ended June 30, 1999, from $10.7 million in the six months ended June 30, 1998. Of this net increase, $201,000 was due to the acquisition of three income producing properties in 1998 and one in 1999, $800,000 was due to the buyout of a lease by a tenant, $1.6 million was due to the payment in 1998 of expenses accrued at December 31, 1997, and $1.8 million was due to increased occupancy at the Trust's commercial and residential properties. The increase was partially offset by a decrease of $359,000 due to the sale of three commercial properties and an apartment complex in 1998. Management believes that this trend of increasing cash flow from property operations will continue as it benefits from the properties purchased in 1998 and assuming the economy remains stable or improves.

Interest collected on mortgage notes receivable decreased to $58,000 in 1999 from $131,000 in 1998. The decrease was primarily due to the collection of two notes receivable in 1998 and the sale of five notes receivable in 1998 and one note receivable in 1999. Miscellaneous interest income collected decreased to $82,000 in 1999 from $135,000 in 1998 due to a decrease in short-term investments. Interest is expected to continue to decrease as a source of cash as the Trust has determined that generally, it will not actively seek to originate new mortgage loans other than those resulting from the Trust providing purchase money financing in connection with a property sale.

Interest paid increased to $10.3 million in 1999 from $9.3 million in 1998. This increase was primarily attributable to interest paid on mortgages secured by three leveraged property purchases in 1998 and one mortgage secured by a commercial building obtained in 1999; four borrowings in 1998 secured by mortgages on previously unencumbered

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

properties; and interest paid on new notes resulting from the refinancing of five properties in 1998 and three properties in 1999 where the loan balance was increased. Interest paid on notes payable is expected to continue to increase as additional properties are purchased on a leveraged basis, financing is obtained on unencumbered properties and additional properties are refinanced with an increase in the loan balance.

General and administrative expenses paid of $1.2 million in 1999 was comparable to the $1.1 million in 1998.

Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by BCM, the Trust's advisor, if the operating expenses of the Trust exceed certain limits specified in the Trust's Declaration of Trust. The Trust received a refund of $981,000 of its 1998 advisory fee in March 1999 as compared to receiving $606,000 of its 1997 advisory fee in March 1998.

In January 1999, a ground lease under the 1010 Common Office Building was purchased for $273,000 in cash.

In February 1999, the mortgage note receivable secured by the Cypress Creek Office Building in Ft. Lauderdale, Florida, was sold to the underlying lienholder for $1.6 million. Net cash of $111,000 was received after paying off $1.4 million in mortgage debt and the payment of various closing costs.

In March 1999, the mortgage debt secured by the Eagle Rock Apartments in Los Angeles, California, was refinanced in the amount of $3.3 million. A net cash payment of $83,000 was necessary to pay off $3.3 million in mortgage debt and pay various closing costs.

Also in March 1999, the mortgage debt secured by the Trails of Windfern Apartments in Houston, Texas, was refinanced in the amount of $3.8 million. Net cash of $414,000 was received after paying off $3.3 million in mortgage debt and the payment of various closing costs.

Further in March 1999, the mortgage debt secured by the Ashley Crest Apartments in Houston, Texas, was refinanced in the amount of $2.9 million. Net cash of $54,000 was received after paying off $2.6 million in mortgage debt and the payment of various closing costs.

In April 1999, the mortgage debt secured by the Brookfield Corporate Center in Chantilly, Virginia, was refinanced in the amount of $2.9 million. Net cash of $62,000 was received after paying off $2.7 million in mortgage debt and the payment of various closing costs.

Also in April 1999, the 3400 Carlisle Office Building in Dallas, Texas, was sold for $6.1 million. Net cash of $1.1 million was received after paying off $4.6 million in mortgage debt, including a $166,000 prepayment penalty, and the payment of various closing costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Further in April 1999, the mortgage debt secured by the Fountain Lake Apartments in Texas City, Texas, was refinanced in the amount of $2.6 million. Net cash of $89,000 was received after paying off $2.4 million in mortgage debt and the payment of various closing costs.

In May 1999, the Hampton Court Office Building in Dallas, Texas, was sold for $11.3 million. Net cash of $5.6 million was received after paying off $6.2 million in mortgage debt, including a $252,000 prepayment penalty, and the payment of various closing costs.

In June 1999, the Pierce Tower Apartments in Denver, Colorado, was sold for $3.8 million. Net cash of $1.5 million was received after paying off $1.9 million in mortgage debt, including a $20,000 prepayment penalty, and the payment of various closing costs.

Also in June 1999, the Northgate Industrial Warehouse in Marietta, Georgia, was sold for $6.7 million. Net cash of $1.9 million was received after the payment of various closing costs and the purchaser's assumption of the $4.6 million mortgage secured by the property.

Further in June 1999, the mortgage debt secured by the El Chaparral Apartments in San Antonio, Texas, was refinanced in the amount of $4.3 million. Net cash of $1.5 million was received after paying off $2.6 million in mortgage debt and the payment of various closing costs.

In April 1998, the Trust's Board of Trustees authorized the Trust to repurchase a total of 200,000 of its shares of beneficial interest. No shares have been purchased under this authorization.

In the first six months of 1999, the Trust paid distributions of $.30 per share, or a total of $1.2 million.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Results of Operations
---------------------

The Trust had net income of $4.6 million and $3.0 million, including gains on sale of real estate and a mortgage note receivable of $5.5 million and $5.7 million, in the three and six months ended June 30, 1999, compared to a net loss of $1.1 million in the three months and net income of $2.4 million in the six months ended June 30, 1998, which included gains on sale of real estate of $5.5 million. Fluctuations in these and other components of the Trust's revenues and expenses between the 1998 and 1999 periods are discussed below.

Rents increased to $17.4 million and $33.9 million in the three and six months ended June 30, 1999, from $15.9 million and $30.7 million in 1998. Of these increases, $892,000 and $2.6 million were attributable to the acquisition of one apartment and two commercial properties in 1998 and one commercial property in 1999. An increase of $805,000 was due to the buyout of a lease by a tenant in one of the commercial properties. The remainder of the increase was due to increased rental and occupancy rates at the Trust's apartments and commercial properties. These increases were partially offset by decreases of $604,000 and $1.0 million due to the sale of three commercial properties and an apartment in 1998 and to the sale of three commercial properties and an apartment in 1999. Rents are expected to increase during the remaining quarters of 1999 due to a full year of revenue from properties acquired in 1998 and 1999.

Interest income was $29,000 and $125,000 in the three and six months ended June 30, 1999, compared to $140,000 and $371,000 in 1998. The decrease was due to the collection of two notes receivable and the sale of five notes receivable in 1998 and the sale of a note receivable in 1999 and by a decrease in short-term investment income. Interest income in the remaining quarters of 1999 is expected to be insignificant.

Property operating expenses increased to $9.4 million and $19.1 million in the three and six months ended June 30, 1999, from $9.0 million and $17.4 million in 1998. Of these increases, $919,000 and $2.4 million were due to the acquisition of one apartment and two commercial properties in 1998 and one commercial property in 1999. These increases were partially offset by decreases of $339,000 and $685,000 due to the sale of three commercial properties and an apartment in 1998 and the sale of three commercial properties and an apartment in 1999. Property operating expenses are expected to increase during the remaining quarters of 1999 due to a full year of operations of properties acquired in 1998 and 1999.

Interest expense increased to $5.3 million and $10.8 million in the three and six months ended June 30, 1999, from $5.1 million and $10.2 million in 1998. Of these increases, $234,000 and $772,000 were due to interest expense recorded on mortgages secured by seven leveraged property purchases in 1998 and one mortgage secured by a commercial building obtained in 1999. An additional $104,000 and $462,000 were due to interest expense recorded on borrowings in 1998, secured by

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

Results of Operations (Continued)
---------------------

mortgages on four previously unencumbered land parcels and the refinancing of four mortgages in 1998 and five in 1999 where the loan balance was increased. These increases were partially offset by decreases of $76,000 and $99,000 due to the sale of three commercial properties and an apartment in 1998 and the sale of three commercial properties, an apartment and a note receivable in 1999. Interest expense is expected to increase in the remaining quarters of 1999 as a result of a full year of interest expense on properties acquired or refinanced in 1998 and in the first six months of 1999.

Depreciation was $2.0 million and $4.1 million in the three and six months ended June 30, 1999, comparable to 1998.

Advisory fee to affiliate was $619,000 and $1.2 million in the three and six months ended June 30, 1999, comparable to the $642,000 and $1.2 million in 1998.

The Trust recorded a net income fee of $242,000 in the three and six months ended June 30, 1999, as compared to <$93,000> and $198,000 in the three and six months ended June 30, 1998. Such fee is based upon 7.5% of net income before such fee.

General and administrative expenses increased to $844,000 and $1.4 million in the three and six months ended June 30, 1999, from $535,000 and $1.1 million in 1998. The increase is due to an increase in franchise and other corporate taxes.

The Trust's equity in earnings of partnerships of $55,000 and $111,000 in the three and six months ended June 30, 1999, was comparable to the $35,000 and $70,000 in 1998.

In the three and six months ended June 30, 1999, gains on sale of real estate and a mortgage note receivable totaling $5.5 million and $5.7 million were realized, $152,000 on the sale of a note receivable in March 1999, $48,000 on the sale of the 3400 Carlisle Office Building in April 1999, $2.3 million on the sale of Hampton Court Office Building in May 1999, $1.0 million on the sale of Pierce Tower Apartments in June 1999 and $2.2 million on the sale of Northgate Industrial Warehouse in June 1999. In the three and six months ended June 30, 1998, gains on sale of real estate totaling $5.5 million were realized, $5.6 million on the sale of the Edgewood Apartments in January 1998 and a loss of $153,000 on the sale of the Pinemont Professional Building in May 1998.

Tax Matters
-----------

As more fully discussed in the Trust's 1998 Form 10-K, the Trust has elected and in the opinion of management, qualified to be taxed as a Real Estate Investment Trust ("REIT") as defined under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, (the "Code"). To continue to qualify for federal taxation as a REIT under

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

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

Inflation
---------

The effects of inflation on the Trust's operations are not quantifiable. Revenues from apartment operations tend to fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Trust from property sales. To the extent that inflation affects interest rates, the Trust's earnings from short-term investments, the cost of new borrowings, as well as the cost of variable interest rate debt, will be affected.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS (Continued)
          ---------------------

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

                           -------------------------


                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

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

---------------------------

The Olive Amendment provided for the addition of four new unaffiliated members to the Trust's Board of Trustees and set forth new requirements for the approval of any transactions with certain affiliates until April 28, 1999. In addition, the Trust, IORI, TCI and their shareholders released the defendants from any claims relating to the plaintiffs' allegations.

Under the Olive Amendment, all shares of the Trust owned by any affiliates were required to be voted at all shareholder meetings of the Trust held until April 28, 1999, in favor of all new members of the Board of Trustees added under the Olive Amendment. The Olive Amendment also required that, until April 28, 1999, all shares of the Trust owned by any affiliates in excess of forty percent (40%) of the Trust's outstanding shares were to be voted in proportion to the votes cast by all non-affiliated shareholders of the Trust.

The Settlement and the Olive Amendment terminated on April 28, 1999.

ITEM 5.   OTHER INFORMATION
---------------------------

Proposed Merger with Transcontinental Realty Investors, Inc.
------------------------------------------------------------

On September 25, 1998, the Trust and TCI jointly announced the agreement of their respective Boards for the Trust to be acquired by TCI. Under the proposal, TCI would acquire all of the Trust's outstanding shares of beneficial interest, in a tax free exchange, for shares of TCI's common stock. TCI will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of the Trust. Upon the exchange of shares the Trust would merge into TCI. The share exchange and merger are subject to a vote of shareholders of both entities. Approval requires the vote of a majority of the shareholders holding a majority of the Trust's outstanding shares of beneficial interest. As of June 30, 1999, BCM, the Trust's advisor, and its affiliates held shares representing approximately 46.5% of the outstanding shares of TCI and approximately 58.6% of the outstanding shares of the Trust. A date for the special meeting of the shareholders to vote on the merger proposal has been set for September 28, 1999. TCI has the same Board and advisor as the Trust.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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


                                 CONTINENTAL MORTGAGE AND EQUITY TRUST


Date:     August 16, 1999        By:    /s/ Randall M. Paulson
     -------------------------      -----------------------------------
                                    Randall M. Paulson
                                    President


Date:     August 16, 1999        By:    /s/ Thomas A. Holland
     -------------------------      -----------------------------------
                                    Thomas A. Holland
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                     CONTINENTAL MORTGAGE AND EQUITY TRUST

                                  EXHIBITS TO
                         QUARTERLY REPORT ON FORM 10-Q

                    For the Six Months Ended June 30, 1999



Exhibit                                                              Page
Number                     Description                              Number
-------   ---------------------------------------------------       ------

 27.0     Financial Data Schedule.                                    22