Form 10-Q
period 1999-09-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1999-11-12
CIK 319416

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                ------------------



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
                        (Registrant's Telephone Number,
                             Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---



Shares of Beneficial Interest,
        no par value                                        4,024,596
------------------------------                 ---------------------------------
          (Class)                              (Outstanding at October 29, 1999)

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



                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                          CONSOLIDATED BALANCE SHEETS



                                                       September 30,  December 31,
                                                           1999           1998
                                                       ------------   ------------
                                                          (dollars in thousands)
                                    Assets
                                    ------

Notes and interest receivable
 Performing..........................................      $    649       $  2,069
 Nonperforming.......................................             -          1,557
                                                           --------       --------
                                                                649          3,626

Less - allowance for estimated losses................          (250)          (250)
                                                           --------       --------
                                                                399          3,376

Foreclosed real estate held for sale, net of
 accumulated depreciation ($608 in 1999 and $698
 in 1998)............................................         2,830          3,325

Real estate held for investment, net of accumulated
 depreciation ($29,637 in 1999 and $25,590 in 1998)         278,926        294,227
Investment in marketable equity securities of
 affiliate, at market................................        14,109         14,417
Cash and cash equivalents............................         3,965          2,156
Other assets (including $4,493 in 1999 and $1,251
 in 1998 from affiliates)............................        18,465         16,287
                                                           --------       --------
                                                           $318,694       $333,788
                                                           ========       ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                    CONSOLIDATED BALANCE SHEETS - Continued

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------- ------------
                                                     (dollars in thousands)
        Liabilities and Shareholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable..........................    $ 219,278    $ 233,693
Other liabilities (including $52 in 1999 and
 $1,295 in 1998 to affiliates)......................       12,006       12,742
                                                        ---------    ---------
                                                          231,284      246,435

Commitments and contingencies

Shareholders' equity
Shares of Beneficial Interest, no par value;
 authorized shares, unlimited; issued and out-
 standing, 4,023,467 shares in 1999 and 4,021,181
 shares in 1998.....................................        8,058        8,054
Paid-in capital.....................................      257,121      257,093
Accumulated distributions in excess of accumulated
 earnings...........................................     (190,520)    (190,906)
Net unrealized gains on marketable equity
 securities.........................................       12,751       13,112
                                                        ---------    ---------

                                                           87,410       87,353
                                                        ---------    ---------

                                                        $ 318,694    $ 333,788
                                                        =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                   For the Three Months           For the Nine Months
                                   Ended September 30,            Ended September 30,
                                  -----------------------       ------------------------
                                     1999         1998             1999          1998
                                  ----------   ----------       ----------   -----------
                                        (dollars in thousands, except per share)
Revenue
  Rents.........................  $   15,872   $   16,539       $   49,764   $    47,287
 Interest and other income......         191          168              316           539
                                  ----------   ----------       ----------   -----------
                                      16,063       16,707           50,080        47,826

Expenses
  Property operations...........       9,743       10,202           28,849        27,636
  Interest......................       5,032        5,777           15,832        15,934
  Depreciation..................       1,986        2,005            6,073         6,074
  Advisory fee to affiliate.....         582          632            1,826         1,838
  Net income fee to affiliate.           (64)        (140)             178            58
 General and administrative.....         531          504            1,893         1,643
                                  ----------   ----------       ----------   -----------
                                      17,810       18,980           54,651        53,183
                                  ----------   ----------       ----------   -----------

(Loss) from operations..........      (1,747)      (2,273)          (4,571)       (5,357)

Equity in income of
  partnerships..................         53            38              164           108
Gain on sale of real estate.....        917           454            6,600         5,916
                                  ----------   ----------       ----------   -----------

Net income (loss)...............  $     (777)  $   (1,781)      $    2,193   $       667
                                  ==========   ==========       ==========   ===========

Earnings per share

  Net income (loss).............  $     (.19)  $     (.44)      $      .55   $       .17
                                  ==========   ==========       ==========   ===========

Weighted average shares of
  beneficial interest used in
  computing earnings per share     4,023,393    4,012,507        4,022,199     4,011,072
                                  ==========   ==========       ==========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                      Shares of                         Distributions   Accumulated
                                                  Beneficial Interest                    in Excess of      Other
                                              ---------------------------    Paid-in     Accumulated   Comprehensive  Shareholders'
                                                  Shares        Amount       Capital      Earnings        Income          Equity
                                              -------------  ------------  -----------  -------------  -------------  -------------
                                                                    (dollars in thousands, except per share)

Balance, January 1, 1999.....................     4,021,181  $      8,054  $   257,093  $    (190,906) $      13,112  $      87,353

Comprehensive Income

 Net income..................................             -             -            -          2,193              -          2,193

 Unrealized (losses) on marketable equity
  securities.................................             -             -            -              -           (361)          (361)
                                                                                                                      -------------
                                                                                                                              1,832
Shares of beneficial
 interest sold under dividend reinvestment
 plan........................................         2,288             4           28              -              -             32

Fractional shares of beneficial interest
 acquired....................................           (2)             -            -              -              -              -

Distributions ($.45 per share)...............             -             -            -         (1,807)             -         (1,807)
                                              -------------  ------------  -----------  -------------  -------------  -------------
Balance, September 30, 1999..................     4,023,467  $      8,058  $   257,121  $    (190,520) $      12,751  $      87,410
                                              =============  ============  ===========  =============  =============  =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Nine Months
                                                        Ended September 30,
                                                       ---------------------
                                                          1999        1998
                                                       ---------   ---------
                                                       (dollars in thousands)

Cash Flows from Operating Activities
   Rents collected.................................... $  49,881   $  47,246
   Interest collected.................................       154         384
   Interest paid......................................   (15,051)    (14,773)
   Payments for property operations...................   (26,471)    (28,070)
   General and administrative expenses paid...........    (1,840)     (1,569)
   Advisory and net income fee paid to affiliate......    (1,087)     (2,146)
   Distributions from partnerships' operating cash
    flow..............................................       134          80
   Other..............................................    (1,376)        (77)
                                                       ---------   ---------
     Net cash provided by operating activities........     4,344       1,075


Cash Flows from Investing Activities
   Acquisition of real estate.........................      (273)    (46,917)
   Real estate improvements...........................    (6,288)     (4,345)
   Proceeds from sale of real estate..................    27,481      22,156
   Sale of notes receivable...........................     1,452         304
   Collections on notes receivable....................        45         375
   Deposits on pending acquisitions and financings....      (441)        (77)
   Deferred financing costs...........................      (970)     (2,147)
   Deferred costs on approved merger..................      (166)       (440)
                                                       ---------   ---------
     Net cash provided by (used in) investing
      activities......................................    20,840     (31,091)


Cash Flows from Financing Activities
   Distributions to shareholders......................    (1,807)     (1,804)
   Proceeds from notes payable and margin borrowings      25,549      62,844
   Payments on notes payable and margin borrowings....   (43,056)    (27,835)
   Advances to affiliates.............................    (4,093)     (1,812)
   Repurchase of shares of beneficial interest........         -        (240)
   Shares of beneficial interest sold under dividend
    reinvestment plan.................................        32         172
                                                       ---------   ---------
     Net cash provided by (used in) financing
      activities......................................   (23,375)     31,325
                                                       ---------   ---------


Net increase in cash and cash equivalents.............     1,809       1,309

Cash and cash equivalents, beginning of period........     2,156       3,088
                                                       ---------   ---------

Cash and cash equivalents, end of period.............. $   3,965   $   4,397
                                                       =========   =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                        For the Nine Months
                                                        Ended September 30,
                                                       ---------------------
                                                          1999        1998
                                                       ---------   ---------
                                                       (dollars in thousands)
Reconciliation of net income to net cash
   provided by operating activities
Net income..........................................     $ 2,193     $   667
 Adjustments to reconcile net income to net cash
  provided by operating activities
 Depreciation.......................................       6,073       6,074
 Gain on sale of real estate........................      (6,600)     (5,916)
 (Increase) decrease in interest receivable.........          19         (82)
 Decrease in other assets...........................       1,952       1,918
 Increase (decrease) in other liabilities...........         853      (1,590)
 Increase (decrease) in interest payable............        (116)         32
 Distributions from partnerships' operating cash
  flow..............................................         134          80
 Equity in (income) of partnerships.................        (164)       (108)
                                                         -------     -------

      Net cash provided by operating activities.....     $ 4,344     $ 1,075
                                                         =======     =======
Noncash investing and financing activities
 Notes payable from acquisition of real estate......     $ 2,700     $     -

 Unrealized gain (loss) on marketable equity
  securities........................................        (361)        477

 Note receivable from sale of real estate...........           -         467


The accompanying notes are an integral part of these Consolidated Financial Statements.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION
------------------------------

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Dollar amounts in tables are in thousands. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K").

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

NOTE 3.  REAL ESTATE
--------------------

In January 1999, the Trust purchased a ground lease under the 1010 Common Office Building in New Orleans, Louisiana, for $273,000 in cash, including a real estate brokerage commission of $10,000 paid to Carmel Realty, Inc. ("Carmel Realty"), an affiliate of Basic Capital Management, Inc. ("BCM"), the Trust's advisor, and an acquisition fee of $3,000 paid to BCM.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 3.  REAL ESTATE (Continued)
--------------------

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

Also in June 1999, the Trust sold the 208,386 sq. ft. Northgate Industrial Warehouse in Marietta, Georgia, for $6.7 million, receiving net cash of $1.9 million after the payment of various closing costs, including a real estate brokerage commission of $205,000 to Carmel Realty, and the purchaser's assumption of $4.6 million in mortgage debt. A gain of $2.2 million was recognized on the sale.

In September 1999, the Trust sold the 64 unit Shadowridge Apartments in Rock Springs, Wyoming, for $1.5 million, receiving net cash of $1.4 million after the payment of various closing costs, including a real estate brokerage commission of $60,000 to Carmel Realty. A gain of $917,000 was recognized on the sale.

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

Also in March 1999, the Trust refinanced the mortgage debt secured by the 240 unit Trails of Windfern Apartments in Houston, Texas, in the amount of $3.8 million, receiving net cash of $414,000 after paying off $3.3 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $38,000 to

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 4.  NOTES PAYABLE (Continued)
----------------------

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

In September 1999, the Trust refinanced the mortgage debt secured by the 178 unit Parkwood Knoll Apartments in San Bernadino, California, in the amount of $5.5 million, receiving net cash of $595,000 after paying off $4.8 million in mortgage debt and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $55,000 to BCM. The new mortgage bears interest at a variable rate, currently 8.75% per annum, requires monthly payments of principal and interest and matures in September 2006.

                     CONTINENTAL MORTGAGE AND EQUITY TRUST
                     -------------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 5.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the Trust's operating segments as compared to the Trust's consolidated financial statements principally involve the calculation and allocation of general and administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow. The Trust based reconciliation of expenses that are not reflected in the segments is $1.9 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively, of general and administrative expenses. There are no intersegment revenues and expenses and the Trust conducts all of its business within the United States.

Presented below is the operating income of each of the Trust's reportable operating segments for the nine months ended September 30, and each segment's assets at September 30.

                                           Commercial
  1999                            Land     Properties  Apartments   Total
--------                       ----------  ----------  ----------  --------
Rents........................  $        9  $   21,373  $   28,382  $ 49,764
Property operating expenses..         128      12,549      16,172    28,849
                               ----------  ----------  ----------  --------
Operating income (loss)......  $     (119) $    8,824  $   12,210  $ 20,915
                               ==========  ==========  ==========  ========

Depreciation.................  $        -    $  3,423    $  2,650  $  6,073
Interest on debt.............       1,235       7,049       7,392    15,676
Real estate improvements.....           -       6,149         139     6,288
Assets.......................      26,240     133,373     122,143   281,756


Property sales:
                                           Commercial
                                           Properties  Apartments   Total
                                           ----------  ----------  --------
 Sales price.................              $   24,162  $    5,250  $ 29,412
 Cost of sales...............                  19,632       3,332    22,964
                                           ----------  ----------  --------
 Gain on sales...............              $    4,530  $    1,918  $  6,448
                                           ==========  ==========  ========


                                           Commercial
  1998                            Land     Properties  Apartments   Total
--------                       ----------  ----------  ----------  --------
Rents........................  $        5  $   20,063  $   27,219  $ 47,287
                               ----------  ----------  ----------  --------
Property operating expenses..          96      10,639      16,686    27,421
                               ----------  ----------  ----------  --------
Operating income (loss)......  $      (91) $    9,424  $   10,533  $ 19,866
                               ==========  ==========  ==========  ========

Depreciation.................  $        -  $    3,560  $    2,514  $  6,074
Interest on debt.............         810       7,737       7,179    15,726
Real estate improvements.....           -       3,433         912     4,345
Assets.......................      27,933     137,732     128,171   293,836

Property sales:
                                           Commercial
                                           Properties  Apartments   Total
                                           ----------  ----------  --------
Sales price..................              $   11,435  $   12,125  $ 23,560
Cost of sales................                  11,136       6,508    17,644
                                           ----------  ----------  --------
Gain on sales................              $      299  $    5,617  $  5,916
                                           ==========  ==========  ========

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

NOTE 7.  SUBSEQUENT EVENTS
--------------------------

In October 1999, the Trust obtained second lien financing secured by the 160 unit Oak Run Apartments in Pasadena, Texas, in the amount of $2.1 million, receiving net cash of $1.8 million after the funding of required escrows and the payment of various closing costs, including a mortgage brokerage and equity refinancing fee of $19,000 to BCM. The second lien mortgage bears interest at 8.125% per annum, requires monthly payments of principal and interest of $14,520 and matures in October 2004.

                           -------------------------


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

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $4.0 million at September 30, 1999, compared to $2.2 million at December 31, 1998. The principal reasons for the increase in cash are discussed in the paragraphs below.

The Trust's principal sources of cash have been and will continue to be property operations, proceeds from property sales and borrowings. Management expects that net cash provided by operating activities and from external sources, such as property sales, financings and refinancings, will be sufficient to meet the Trust's various cash needs during the remainder of 1999, including, but not limited to, debt service obligations, shareholder distributions and property maintenance and improvements.

The Trust's cash flow from property operations (rents collected less payments for expenses applicable to rental income) increased to $23.4 million in the nine months ended September 30, 1999, from $19.2 million in the nine months ended September 30, 1998. Of this net increase, $649,000 was due to the acquisition of three income producing properties

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Liquidity and Capital Resources (Continued)
-------------------------------

in 1998 and one in 1999, $800,000 was due to a tenant lease buyout, $1.6 million was due to the payment in 1998 of expenses accrued at December 31, 1997, and $2.5 million was due to increased occupancy at the Trust's commercial and residential properties. The increase was partially offset by a decrease of $1.3 million due to the sale of three commercial properties and two apartments in 1999 and three commercial properties and an apartment in 1998. Management believes that this trend of increasing cash flow from property operations will continue as it benefits from the properties purchased in 1998 and 1999 and assuming the economy remains stable or improves.

Interest collected on mortgage notes receivable decreased to $71,000 in 1999 from $193,000 in 1998. The decrease was primarily due to the collection of two notes receivable in 1998 and the sale of five notes receivable in 1998 and one note receivable in 1999. Miscellaneous interest income collected decreased to $83,000 in 1999 from $191,000 in 1998 due to a decrease in short-term investments. Interest is expected to continue to decrease as a source of cash as the Trust has determined that generally, it will not actively seek to originate new mortgage loans other than those resulting from the Trust providing purchase money financing in connection with a property sale.

Interest paid increased to $15.1 million in 1999 from $14.8 million in 1998. This increase was primarily attributable to interest paid on mortgages secured by three leveraged property purchases in 1998 and one mortgage secured by a commercial building obtained in 1999; four borrowings in 1998 secured by mortgages on previously unencumbered properties; and interest paid on new mortgages resulting from the refinancing of five properties in 1998 and seven properties in 1999 where the loan balance was increased. Interest paid is expected to continue to increase as additional properties are purchased on a leveraged basis, financing is obtained on unencumbered properties and additional properties are refinanced with an increase in the loan balance.

General and administrative expenses paid increased to $1.8 million in 1999 from $1.6 million in 1998. The increase is due to an increase in franchise taxes.

Under its advisory agreement, all or a portion of the annual advisory fee must be refunded by BCM, the Trust's advisor, if the operating expenses of the Trust exceed certain limits specified in the Trust's Declaration of Trust. The Trust received a refund of $981,000 of its 1998 advisory fee in March 1999 as compared to having received $606,000 of its 1997 advisory fee in March 1998.

In January 1999, a ground lease under the 1010 Common Office Building was purchased for $273,000 in cash.

In February 1999, the mortgage note receivable secured by the Cypress Creek Office Building in Ft. Lauderdale, Florida, was sold to the under-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------


Liquidity and Capital Resources (Continued)
-------------------------------

lying lienholder for $1.6 million. Net cash of $111,000 was received after paying off $1.4 million in mortgage debt and the payment of various closing costs.

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

Also in June 1999, the Northgate Industrial Warehouse in Marietta, Georgia, was sold for $6.7 million. Net cash of $1.9 million was received after the payment of various closing costs and the purchaser's assumption of $4.6 million in mortgage debt secured by the property.

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

In September 1999, the Shadowridge Apartments in Rock Spring, Wyoming, was sold for $1.5 million. Net cash of $1.4 million was received after payment of various closing costs.

Also in September 1999, the mortgage debt secured by the Parkwood Knoll Apartments in San Bernadino, California, was refinanced in the amount of $5.5 million. Net cash of $595,000 was received after paying off $4.8 million in mortgage debt and the payment of various closing costs.

In October 1999, second lien mortgage financing secured by the Oak Run Apartments in Pasadena, Texas, was obtained in the amount of $2.1 million. Net cash of $1.8 million was received after the funding of required escrows and the payment of various closing costs.

In April 1998, the Trust's Board of Trustees authorized the Trust to repurchase a total of 200,000 of its shares of beneficial interest. No shares have been purchased under this authorization.

In the first nine months of 1999, the Trust paid distributions of $.45 per share, or a total of $1.8 million and sold 2,288 shares of beneficial interest through its dividend reinvestment plan for a total of $32,000.

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

Results of Operations
---------------------

The Trust had a net loss of $777,000 and net income of $2.2 million in the three and nine months ended September 30, 1999, including gains on sale of real estate and a mortgage note receivable of $917,000 and $6.6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

million, compared to a net loss of $1.8 million and net income of $667,000 in the three and nine months ended September 30, 1998, which included gains on sale of real estate of $454,000 and $5.9 million. Fluctuations in these and other components of the Trust's revenues and expenses between the 1998 and 1999 periods are discussed below.

Rents were $15.9 million and $49.8 million in the three and nine months ended September 30, 1999, compared to $16.5 million and $47.3 million in 1998. Of the increases, $696,000 and $3.7 million were attributable to the acquisition of one apartment and two commercial properties in 1998 and one commercial property in 1999. An increase of $805,000 was due to a tenant lease buyout at a commercial property. The remainder of the increase was due to increased rental and occupancy rates at the Trust's apartments and commercial properties. These increases were partially offset by decreases of $1.6 million and $2.6 million due to the sale of three commercial properties and an apartment in 1998 and three commercial properties and two apartments in 1999. Rents are expected to increase during the remainder of 1999 due to a full year of revenue from properties acquired in 1998 and 1999.

Interest and other income increased to $191,000 from $168,000 in the three months and decreased to $316,000 from $539,000 in the nine months ended September 30, 1999. The three month increase was due to $104,000 in lawsuit settlement payments. The decrease for the nine months is due to the collection of two notes receivable and the sale of five notes receivable in 1998 and the sale of a note receivable in 1999 and by a decrease in short-term investment income partially offset by $174,000 in lawsuit settlement payments. Interest income and other income is expected to be insignificant in the remainder of 1999.

Property operating expenses were $9.7 million and $10.2 million in the three months and $28.8 million and $27.6 million in the nine months ended September 30, 1999 and 1998. Of the increases, $545,000 and $3.0 million were due to the acquisition of one apartment and two commercial properties in 1998 and one commercial property in 1999. These increases were partially offset by decreases of $404,000 and $532,000 due to decreases in property replacement expenses and by decreases of $641,000 and $1.3 million due to the sale of three commercial properties and two apartments in 1998 and the sale of three commercial properties and an apartment in 1999. Property operating expenses are expected to increase during the remainder of 1999 due to a full year of operations of properties acquired in 1998 and 1999.

Interest expense decreased to $5.0 million and $15.8 million in the three and nine months ended September 30, 1999, from $5.8 million and $15.9 million in 1998. Of the decreases, $81,000 and $656,000 were due to interest expense recorded on mortgages secured by three leveraged property purchases in 1998 and one mortgage secured by a commercial building obtained in 1999. An additional $133,000 and $571,000 were due to interest expense recorded on borrowings in 1998, secured by mortgages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS (Continued)
         ---------------------

Results of Operations (Continued)
---------------------

on four previously unencumbered land parcels and the refinancing of four mortgages in 1998 and seven in 1999 where the loan balance was increased. These increases were partially offset by decreases of $561,000 and $1.1 million due to the sale of three commercial properties and an apartment in 1998 and the sale of three commercial properties, two apartments and a note receivable in 1999.
An additional decrease of $300,000 for the three and nine months ended September 30, 1999, is due to participation interest accrued in the third quarter which was subsequently reversed in the fourth quarter when it was determined that it was not collectible. Interest expense is expected to increase in the remainder of 1999 as a result of a full year of interest expense on properties acquired or refinanced in 1998 and in the first nine months of 1999.

Depreciation was $2.0 million and $6.1 million in the three and nine months ended September 30, 1999, comparable to the $2.0 million and $6.1 million in 1998.

Advisory fee to affiliate was $582,000 and $1.8 million in the three and nine months ended September 30, 1999, comparable to the $632,000 and $1.8 million in 1998.

The Trust recorded a net income fee of ($64,000) and $178,000 in the three and nine months ended September 30, 1999, as compared to ($140,000) and $58,000 in the three and nine months ended September 30, 1998. Such fee is based upon 7.5% of net income before such fee.

General and administrative expenses increased to $531,000 and $1.9 million in the three and nine months ended September 30, 1999, from $504,000 and $1.6 million in 1998. The increase was due to an increase in franchise and other corporate taxes.

The Trust's equity in earnings of partnerships of $53,000 and $164,000 in the three and nine months ended September 30, 1999, was comparable to the $38,000 and $108,000 in 1998.

In the three and nine months ended September 30, 1999, gains on the sale of real estate and a mortgage note receivable totaling $917,000 and $6.6 million were realized, $152,000 on the sale of a note receivable in March, $48,000 on the sale of the 3400 Carlisle Office Building in April, $2.3 million on the sale of Hampton Court Office Building in May, $1.0 million on the sale of Pierce Tower Apartments and $2.2 million on the sale of Northgate Industrial Warehouse in June 1999 and $917,000 on the sale of Shadowridge Apartments in September. In the three and nine months ended September 30, 1998, gains on the sale of real estate totaling $454,000 and $5.9 million were realized, $5.6 million on the sale of the Edgewood Apartments in January, and $454,000 on the sale of Rio Pinar Shopping Center in September and a loss of $153,000 on the sale of the Pinemont Professional Building in May.

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

                           -------------------------


                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
--------------------------

Proposed Merger with Transcontinental Realty Investors, Inc.
------------------------------------------------------------

On September 28, 1999, the Trust's shareholders approved a proposal for the Trust to be acquired by Transcontinental Realty Investors, Inc. ("TCI"). Under the proposal, TCI will acquire all of the Trust's outstanding shares of beneficial interest, in a tax free exchange, for shares of TCI's common stock. TCI will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of the Trust. Upon the exchange of shares the Trust will merge with and into TCI. The share exchange and merger are expected to be completed in the first quarter of 2000. TCI has the same Board and advisor as the Trust.

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



                                 CONTINENTAL MORTGAGE AND EQUITY TRUST



Date:    November 12, 1999       By:    /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:    November 12, 1999       By:    /s/ Thomas A. Holland
     -------------------------      -----------------------------------
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

                  For the Nine Months Ended September 30, 1999



Exhibit                                                                  Page
Number                             Description                          Number
-------       ---------------------------------------------------       ------

 27.0         Financial Data Schedule.