Form 10-Q/A
period 1999-09-30
CONTINENTAL MORTGAGE & EQUITY TRUST
filed 1999-12-08
CIK 319416

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

This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999 as follows:


PART II - OTHER INFORMATION, ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - page 19.

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

                           -------------------------


                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The Trust held a special meeting of shareholders on September 28, 1999, at which meeting the Trust's shareholders were asked to consider and vote upon the proposed incorporation of the trust and the merger with Transcontinental Realty Investors, Inc. ("TCI"). At such meeting, the Trust's shareholders approved the incorporation and merger proposal with 3,135,549 votes for the proposal, 34,333 votes against the proposal and 32,528 votes abstaining.


ITEM 5.  OTHER INFORMATION
--------------------------

Proposed Merger with Transcontinental Realty Investors, Inc.
------------------------------------------------------------

On September 28, 1999, the Trust's shareholders approved a proposal for the Trust to be acquired by TCI. Under the proposal, TCI will acquire all of the Trust's outstanding shares of beneficial interest, in a tax free exchange, for shares of TCI's common stock. TCI will issue 1.181 shares of its common stock for each outstanding share of beneficial interest of the Trust. Upon the exchange of shares the Trust will merge with and into TCI. The share exchange and merger are expected to be completed in the first quarter of 2000. TCI has the same Board and advisor as the Trust.

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



Date:    December 8, 1999        By:    /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:    December 8, 1999        By:    /s/ Thomas A. Holland
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